Form 10-Q
period 1998-06-30
JPS PACKAGING CO
filed 1998-08-11
CIK 1060753

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 _____________


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1998 Commission file number 0-24415
                  -------------


                             JPS PACKAGING COMPANY
                             ---------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                     31-1311495
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

  9201 Packaging Drive, DeSoto, Kansas                         66018
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  913-583-8730
                                                   -------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


(1) Yes     X     No                         (2)  Yes    X     No
         -------     -------                          -------     -------

As of June 30, 1998, JPS Packaging Co. had 5,552,705 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $13.2 million.

                             JPS PACKAGING COMPANY

                                   FORM 10-Q

                                 JUNE 30, 1998



                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                             INTRODUCTORY COMMENTS
                             ---------------------

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is recommended that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement filed June 9, 1998 on Form S-4.

Except for historical information contained herein, the matters set forth in this report or in oral statements made by officers of the Company are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's expectations respecting future revenues and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, reasonable stability in raw material pricing, changes in which affect customer purchasing decisions as well as the Company's revenues and margins. Investors are advised to consider these and other risks and uncertainties that may be discussed in documents filed by the Company with the Securities and Exchange Commission.

                             JPS PACKAGING COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                  Three Months               Six Months
                                 Ended June 30             Ended June 30

                               1998         1997         1998         1997
                              -------      -------      -------      -------
Net Sales                     $22,538      $25,742      $42,954      $50,928
Cost of Goods Sold             20,388       23,320       39,225       46,016
                              -------      -------      -------      -------
Gross Profit                    2,150        2,422        3,729        4,912

SG&A Expenses                   4,056        3,048        7,390        6,327
Transaction Expense and
 Net Restructuring (Gain)         689       (1,179)         689         (988)
                              -------      -------      -------      -------
Operating Income (Loss)        (2,595)         553       (4,350)        (427)

 Income Taxes (Benefit)
 (Note 4)                        (883)         190       (1,486)        (147)
                              -------      -------      -------      -------
Net Income (Loss)              (1,712)         363       (2,864)        (280)
                              =======      =======      =======      =======
Net Income (Loss) Per
  Share From Continuing
  Operations, Basic and
  Diluted                     $ (0.31)     $  0.07      $  (.52)        (.05)

Average Number of Common
 Shares Outstanding             5,553        5,536        5,553        5,536

                             JPS PACKAGING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                (In Thousands)


                                    June 30, 1998  December 31, 1997
                                     (Unaudited)
                            ASSETS
Current Assets

 Cash and equivalents                 $    552           $    333
 Accounts receivable                    14,467             13,108
 Inventory (Note 3)                     11,758             12,795
 Other current assets                      387                505
                                      --------           --------
       Total current assets             27,164             26,741


Property, Plant & Equipment             66,973             67,122
  Accumulated Depreciation             (36,802)           (35,238)
                                      --------           --------
Property, Plant and Equipment, net      30,171             31,884

Goodwill, net                            2,497              2,644
Prepaid pension                            471                478
Other                                      165                157
                                      --------           --------
Total Assets                          $ 60,468           $ 61,904
                                      ========           ========


                             JPS PACKAGING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997
                       (In Thousands, except share data)



                                          June 30, 1998   December 31, 1997
                                           (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities


 Accounts payable                             $ 4,641           $ 3,697
 Due to Sealright Co., Inc.                     1,300                --
 Note payable to bank                           1,000                --
 Accrued customer rebates                         758             1,477
 Accrued vacation                                 731               565
 Accrued workers' compensation reserve            418               266
 Other accrued liabilities                      2,803             2,730
                                              -------           -------
      Total current liabilities                11,651             8,735

Deferred income taxes                           3,591             3,291
                                              -------           -------
Total liabilities                              15,242            12,026

Common stock, par value $0.01,
 15,000,000 shares authorized;
 5,552,705 shares issued and
 outstanding at June 30, 1998                      56                --
Preferred stock, par value $0.01,
 1,000,000 shares authorized;
 none outstanding at June 30, 1998                 --                --
Additional paid-in capital                     47,743            49,587
Retained earnings (deficit)                    (2,573)              291
                                              -------           -------
Total stockholders' equity                     45,226            49,878
                                              -------           -------

Total liabilities and stockholders' equity   $ 60,468           $61,904
                                             ========           =======

                             JPS PACKAGING COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                (In Thousands)
                                  (Unaudited)



                                                    1998      1997
                                                  --------  --------

Cash Flows from Operating Activities
Net loss                                          $(2,864)  $  (280)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation & amortization                      2,626     2,828
   Deferred income taxes                              300        87
   Loss on disposal of assets                         158        --
   Restructuring gain                                  --      (988)
   Changes in assets and liabilities:
      Accounts Receivable                          (1,359)   (1,442)
      Inventory                                     1,037      (667)
      Accounts Payable                                944     1,527
      Due to Sealright Co., Inc.                    1,300        --
      Net Restructuring Liability                      --      (728)
      Other                                          (211)    1,795
                                                  -------   -------
   Total adjustments                              $ 4,795   $ 2,412
                                                  -------   -------


     Net cash provided by operating activities    $ 1,931   $ 2,132

Cash Flows from Investing Activities
 Capital expenditures                             $(1,040)  $(3,044)
 Proceeds from sale of assets                         116     3,567
                                                  -------   -------

    Net cash provided (used) by
      investing activities                        $  (924)  $   523

                             JPS PACKAGING COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 and JUNE 30, 1997
                                (In Thousands)
                                  (Unaudited)


                                                     1998          1997
                                                     ----          ----
Cash Flows from Financing Activities
 Borrowings under bank credit agreement            $ 1,000       $   --
 Distributions to Parent, net                       (1,788)       (2,942)
                                                   -------       -------
    Net cash used by financing activities          $  (788)      $(2,942)
                                                   -------       -------

Net increase (decrease) in cash                    $   219       $  (287)

Cash at beginning of period                        $   333       $   173
                                                   -------       -------
Cash at end of period                              $   552       $  (114)
                                                   =======       =======


                             JPS PACKAGING COMPANY

                                 JUNE 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of two former wholly owned subsidiaries of Sealright Co., Inc. (Sealright) and the accounts of a portion of Sealright and another subsidiary. The resulting entity operates the San Leandro, California, Raleigh, North Carolina, and Akron, Ohio, facilities and is collectively referred to as JPS Packaging Company (the Company).

     On March 24, 1998, the Company was reorganized and incorporated as a Delaware corporation (the reorganization). The Company is authorized to issue 15,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of preferred stock, $0.01 par value. The Company has one wholly owned subsidiary, incorporated in North Carolina.

     The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

     A portion of selling, general and administrative expenses have been included in the statements of operations based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for all periods presented, but may not be indicative of the Company's cost structure in the future. The estimated expense was approximately $1,400,000 in the second quarter of 1997 and $900,000 in the second quarter of 1998. For the six months ended June 30, the estimated expense was $2,900,000 in 1997 and $2,500,000 in 1998. The amount of allocated corporate expense has decreased, in part, due to the Company separating from Sealright and performing many of the shared corporate services independently in the second quarter of 1998.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES

     The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Registration Statement filed June 9, 1998 on Form S-4.

     Net income per share for all periods is based on the number of common shares issued in connection with the reorganization.

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998, however the Company had no items that would be considered components of other comprehensive income.

NOTE 3 - INVENTORIES

     Inventories are stated at lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Certain machine parts and supplies inventories are carried at first-in, first-out (FIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at June 30, 1998 and December 31, 1997 were:

                                        1998     1997
                                       -------  -------
                                        (In Thousands)
Inventories Carried on LIFO Basis
  Raw Materials                        $ 3,745  $ 3,639
  Work-In-Process                        1,928    1,418
  Finished Goods                         3,742    5,492
                                       -------  -------
    Total FIFO Basis                   $ 9,415  $10,549
  LIFO Basis in excess of FIFO Basis       344      231
                                       -------  -------
    Total LIFO Basis                   $ 9,759  $10,780
Inventories Carried on FIFO basis        1,999    2,015
                                       -------  -------
    Total                              $11,758  $12,795
                                       =======  =======

     Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ended June 30, 1998, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - INCOME TAXES

     The operations of the Company were historically included in the consolidated Federal income tax returns of Sealright. The policy of Sealright was to allocate consolidated Federal income tax expense to members of the affiliated group, including the Company, on a stand-alone basis. The Agreement and Plan of Merger, dated as of March 2, 1998 provides for the reimbursement of 1998 tax benefits to the Company provided that Huhtamaki Oy is able to realize the benefit. In the event that Huhtamaki Oy is able to utilize this benefit, the benefit associated with the Company's tax losses from January 1, 1998 to June 30, 1998, the Company will receive a commensurate cash payment from Huhtamaki Oy. Due to the uncertainty of realization of this payment from Huhtamaki Oy, such payment has not been reflected as a receivable from Huhtamaki Oy in the accompanying financial statements, but has been reflected as capital distributed to Sealright Co., Inc.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION



Formation of the Company

On March 2, 1998, Sealright entered into a definitive agreement for a cash merger with Huhtamaki, Oy, a worldwide food and packaging company based in Finland. Simultaneous with the merger, Sealright distributed, as a partial redemption of outstanding Sealright stock, its flexible packaging business to existing Sealright shareholders, forming a new public company, JPS Packaging Company. The Company's business consists of the operations conducted in Akron, Ohio, San Leandro, California, and the Styrotech sleeve label machine operation. The transaction closed on June 30, 1998 and Sealright shareholders received $11.00 per share in cash and one-half share of stock of JPS Packaging Company in exchange for each share of Sealright.


Transaction Expense and Restructuring

     In the second quarter of 1998, the Company incurred transaction costs of $689,000 related to the distribution to stockholders of Sealright's flexible-packaging business, forming JPS Packaging Company. These transaction costs included investment banking fees, legal and accounting fees, printer fees, bank fees, and other transaction related costs, in excess of the amount paid by Huhtamaki, Oy.

     In the fourth quarter of 1995, Sealright announced a functional reorganization and facilities consolidation plan to significantly reduce the cost structure of Sealright and the Company and to improve profitability. During 1996, the Company consolidated the manufacturing operations conducted at Charlotte, North Carolina into the Akron, Ohio facility. During the second quarter of 1997, the Company sold the Charlotte, North Carolina facility for a gain of $1,235,000, offsetting expenses of $56,000 related to completing the consolidation of the Charlotte facility.

Results of Operations

Three months ended June 30, 1998 and June 30, 1997

     Net sales for the second quarter of 1998 were $22.5 million versus $25.7 million in the second quarter of 1997, a decline of approximately $3.2 million, or 12.5%. The decline in revenue from the prior year is primarily due to a decline in the end-market demand of four key customers of the San Leandro, California facility resulting in approximately $1,600,000 of reduced revenue. In addition, approximately $1,000,000 of the decline in revenue was from lost customers associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production to the Akron, Ohio facility as part of the restructuring program. The Company also experienced a decline of approximately $600,000 in sleeve labeling equipment sales due to competitive pressures.

     Consolidated gross profit was $2,150,000 for the second quarter of 1998 as compared to $2,422,000 during 1997. The resulting gross margin was 9.5% in 1998, an increase from 9.4% in 1997. Gross profit at the San Leandro, California facility decreased approximately $1,100,000 as a result of the reduced sales volume for the quarter. In addition, the Company experienced a decline of approximately $200,000 in gross profit from reduced sleeve labeling equipment sales. These declines were partially offset by improved margins at the Akron, Ohio facility, which was adversely affected in 1997 by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production.

     Selling, general and administrative expenses increased by $1,008,000, or 33%, as a result of approximately $862,000 of non-recurring severance and $464,000 of non-recurring retention costs associated with the merger. Adjusting for these non-recurring items, operating SG&A expense was down approximately 10% as a result of cost savings initiatives.

Six months ended June 30, 1998 and June 30, 1997

     Net sales for the first half of 1998 were $43.0 million versus $50.9 million in the first half of 1997, a decline of approximately $7.9 million, or 15.5%. The decline in revenue from the prior year is primarily due to a decline in the end-market demand of four key customers of the San Leandro, California facility resulting in approximately $4,000,000 of reduced revenue. In addition, approximately $2,800,000 of the decline in revenue was from lost customers associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production to the Akron, Ohio facility as part of the restructuring program. The Company also experienced a decline of approximately $1,200,000 in sleeve labeling equipment sales due to competitive pressures.

     Consolidated gross profit was $3,729,000 for the first half of 1998 as compared to $4,912,000 during 1997. The resulting gross margin was 8.7% in 1998, a decline from 9.6% in 1997. Gross profit at the San Leandro, California facility decreased approximately $2,100,000 as a result of reduced sales volume. In addition, the Company experienced a decline of approximately $400,000 in gross profit from reduced sleeve labeling equipment sales. These declines were partially offset by improved margins at the Akron, Ohio facility, which was adversely affected in 1997 by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production.

     Selling, general and administrative expenses increased by $1,063,000, or 17%, as a result of approximately $862,000 of non-recurring severance and $464,000 of non-recurring retention costs associated with the merger. Adjusting for these non-recurring items, operating SG&A expense was down approximately 14% as a result of cost savings initiatives.


Liquidity and Capital Resources

     For the first six months of 1998, the Company's net loss was $2,864,000 compared to a net loss of $280,000 in 1997. After adjusting for non-recurring selling, general and administrative expenses, transaction costs and restructuring items, cash generated from operations was $3,946,000 in 1998 as compared to $2,132,000 in 1997.

     For the first six months of 1998, the Company had capital expenditures of $1,040,000 for improvements to production related equipment. In 1997, the Company sold one idle facility generating cash of $3,200,000. The proceeds from this sale were used to fund working capital needs.

    The Company historically relied on internally generated cash from operations as well as funding from Sealright. As a result of the separation from Sealright, the Company established a $15,000,000 credit facility, of which $1,000,000 was borrowed at June 30, 1998. This compares favorably to the estimate of $6,000,000 of projected debt in the Company's prospectus dated June 9, 1998. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. At June 30, 1998, $14,000,000 was available under the credit facility. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 275 basis points. Management believes that cash generated by operations and funds available under the revolving credit facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

     Pursuant to its debt agreements, the Company must comply with various financial covenants. As of June 30, 1998, the Company was in compliance with its financial covenants.

     The Company will make an additional $1,300,000 payment to Sealright after all adjustments for cash payments made by Sealright on the Company's behalf.

Year 2000 Compliance

     The Company's information systems are not currently year 2000 compliant. Management currently estimates that it will cost approximately $300,000 to modify the information systems and become year 2000 compliant. The Company is currently implementing the necessary changes, and management believes the information systems should be year 2000 compliant by March 31, 1999. However, there can be no assurance that the information systems will be compliant prior to the beginning of year 2000 and could therefore have an adverse effect on the future financial results of the Company.

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments had been changed from an industry definition to that of a management definition. The Company will adopt the provisions of SFAS No. 131 effective December 31, 1998. The Company does not expect implementation to have any significant effect on its segment reporting.

     In February, 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement standardizes and expands the disclosure requirements of the prior pronouncements in order to facilitate enhanced financial analysis. The Company will adopt the provisions of SFAS No. 132 effective December 31, 1998.

     In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of SFAS No. 133 effective July 1, 1999. The Company does not expect implementation to have any effect on its financial statements.

                          PART II - OTHER INFORMATION


     Item 1.)  Legal Proceeding

                    None


     Item 2.)  Changes in Securities

                    None


     Item 3.)  Defaults Upon Senior Securities

                    None


     Item 4.)  Submission of Matters to a Vote of Securities
               Holders

                    None


     Item 5.)  Other Materially Important Events

                    None


     Item 6.)  Exhibits and Reports on Form 8-K

                    None



               SALES OF UNREGISTERED SECURITIES

                    None

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             JPS PACKAGING COMPANY



     Date:      August 11, 1998                  /s/ John T. Carper
           ------------------------          -------------------------
                                             By: John T. Carper
                                                 President



     Date:      August 11, 1998                  /s/ David S. Boylan
           ------------------------          -------------------------
                                             By: David S. Boylan
                                                 C.F.O.