Form 10-Q
period 1998-09-30
JPS PACKAGING CO
filed 1998-11-03
CIK 1060753

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                             ---------------------


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


      For Quarter Ended September 30, 1998 Commission file number 0-24415


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

(1) Yes     X        No                    (2)  Yes    X        No
       ----------      ----------                  ----------      ---------

As of September 30, 1998, JPS Packaging Company had 5,552,705 shares of common stock outstanding. The market value of stock held by non-affiliates is approximately $13.0 million.

                             JPS PACKAGING COMPANY

                                   FORM 10-Q

                              September 30, 1998


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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                               Three Months            Nine Months
                            Ended September 30      Ended September 30
                             1998        1997        1998        1997
                            -------     -------     -------     -------
Net Sales                   $18,618     $22,944     $61,572     $73,872
Cost of Goods Sold           17,261      22,030      56,486      68,046
                            -------     -------     -------     -------
Gross Profit                  1,357         914       5,086       5,826
SG&A Expenses                 2,400       2,752       9,790       9,079
Transaction Expense and
  Net Restructuring (Gain)        -           -         689        (988)
                            -------     -------     -------     -------
Operating Loss               (1,043)     (1,838)     (5,393)     (2,265)
Interest Expense                 22           -          22           -
Loss Before Income Taxes     (1,065)     (1,838)     (5,415)     (2,265)
                            -------     -------     -------     -------
  Income Taxes (Benefit)
  (Note 4)                        -        (625)     (1,486)       (772)
                            -------     -------     -------     -------
Net Income (Loss)            (1,065)     (1,213)     (3,929)     (1,493)
                            =======     =======     =======     =======
Net Income (Loss) Per
  Share From Continuing
  Operations, Basic and
  Diluted                   $ (0.19)    $ (0.22)    $ (0.71)    $ (0.27)
Average Number of Common
  Shares Outstanding          5,553       5,536       5,542       5,536


See accompanying notes to financial statements

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (In Thousands)

                                     September 30, 1998     December 31, 1997
                                        (Unaudited)

                                   ASSETS
Current Assets
  Cash and equivalents                    $  3,215                $    333
  Accounts receivable                       11,164                  13,108
  Inventory (Note 3)                        10,988                  12,795
  Other current assets                         502                     505
                                          --------                --------
       Total current assets                 25,869                  26,741

Property, Plant & Equipment                 67,296                  67,122
  Accumulated Depreciation                 (37,990)                (35,238)
                                          --------                --------
Property, Plant and Equipment, net          29,306                  31,884

Goodwill, net                                2,423                   2,644
Prepaid pension                                471                     478
Other                                          350                     157
                                          --------                --------
Total Assets                              $ 58,419                $ 61,904
                                          ========                ========

See accompanying notes to financial statements

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       (In Thousands, except share data)

                                       September 30, 1998    December 31, 1997
                                           (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                             $ 6,062              $ 3,697
 Accrued customer rebates                       1,342                1,477
 Accrued vacation                                 661                  565
 Accrued workers' compensation reserve             58                  266
 Other accrued liabilities                      2,544                2,730
                                              -------              -------
      Total current liabilities                10,667                8,735

Deferred income taxes                           3,591                3,291
                                              -------              -------
Total liabilities                              14,258               12,026

Common stock, par value $0.01,
 15,000,000 shares authorized;
 5,552,705 shares issued and
 outstanding at September 30, 1998                 56                   --
Preferred stock, par value $0.01,
 1,000,000 shares authorized;
 none outstanding at September 30, 1998            --                   --
Additional paid-in capital                     47,743               49,587
Retained earnings (deficit)                    (3,638)                 291
                                              -------              -------
Total stockholders' equity                     44,161               49,878
                                              -------              -------

Total liabilities and stockholders' equity    $58,419              $61,904
                                              =======              =======

See accompanying notes to financial statements

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                (In Thousands)
                                  (Unaudited)

                                                    1998      1997
                                                  --------  --------

Cash Flows from Operating Activities
Net loss                                          $(3,929)  $(1,493)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation & amortization                      4,030     4,329
   Deferred income taxes                              300       472
   Loss on disposal of assets                         135        --
   Restructuring gain                                  --      (988)
   Changes in assets and liabilities:
          Accounts Receivable                       1,944      (301)
          Inventory                                 1,807      (838)
          Accounts Payable                          2,365      (688)
          Net Restructuring Liability                  --      (728)
          Other                                      (616)      948
                                                  -------   -------
   Total adjustments                              $ 9,965   $ 2,206
                                                  -------   -------

     Net cash provided by operating activities    $ 6,036   $   713

Cash Flows from Investing Activities
   Capital expenditures                           $(1,537)  $(5,016)
   Proceeds from sale of assets                       171     3,567
                                                  -------   -------
    Net cash used by investing activities         $(1,366)  $(1,449)

See accompanying notes to financial statements

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTH PERIODS ENDED
                  SEPTEMBER 30, 1998 and SEPTEMBER 30, 1997
                                (In Thousands)
                                  (Unaudited)

                                                    1998             1997
                                                   -------         -------
Cash Flows from Financing Activities
 Distributions from (to) Parent, net                (1,788)            596
    Net cash provided (used)                       -------         -------
     by financing activities                       $(1,788)        $   596
                                                   -------         -------
Net increase (decrease) in cash                    $ 2,882         $  (140)

Cash at beginning of period                        $   333         $   173
                                                   -------         -------
Cash at end of period                              $ 3,215         $    33
                                                   =======         =======


See accompanying notes to financial statements

                             JPS PACKAGING COMPANY

                              SEPTEMBER 30, 1998

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

    A portion of selling, general and administrative expenses have been included in the statements of operations based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for all periods presented, but may not be indicative of the Company's cost structure in the future. The estimated expense was approximately $1,200,000 in the third quarter of 1997 and $0 in the third quarter of 1998. For the nine months ended September 30, the estimated expense was $4,100,000 in 1997 and $2,500,000 in 1998. The amount of allocated corporate expense has decreased due to the Company separating from Sealright on June 30, 1998.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
    The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Registration Statement filed June 9, 1998 on Form S-4.

    Net income per share for all periods is based on the number of common shares issued in connection with the reorganization plus additional shares issued in June of 1998. The effect of stock options was anti-dilutive and therefore, has been excluded (see Note 5).

    The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998, however the Company had no items that would be considered components of other comprehensive income.

NOTE 3 - INVENTORIES
    Inventories are stated at lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Certain machine parts and supplies inventories are carried at first-in, first-out (FIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at September 30, 1998 and December 31, 1997 were:



                                        1998     1997
                                       -------  -------
                                        (In Thousands)
Inventories Carried on LIFO Basis

 Raw Materials                         $ 3,471  $ 3,639
 Work-In-Process                         2,075    1,418
 Finished Goods                          3,490    5,492
                                       -------  -------
    Total FIFO Basis                   $ 9,036  $10,549
 LIFO Basis in excess of FIFO Basis        344      231
                                       -------  -------
    Total LIFO Basis                   $ 9,380  $10,780
Inventories Carried on FIFO basis        1,608    2,015
                                       -------  -------
    Total                              $10,988  $12,795
                                       =======  =======

    Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ended September 30, 1998, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

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

NOTE 5 - STOCK OPTIONS
    Under the 1998 Long Term Compensation Plan, the Company may grant options to selected executives and directors for up to 550,000 shares of common stock. In the third quarter of 1998, the Company granted options to purchase 320,000 shares of common stock. The purchase price of each option, which has a ten year life, is equal to the fair market value at the grant date. Vesting occurs at the rate of twenty percent per year (directors options were fully vested at the grant date). The Company accounts for stock options under APB opinion No. 25 and, accordingly, no compensation charge was required.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Election of Chairman of the Board of Directors and Chief Executive Officer

  On August 31, 1998, Leo Benatar was elected as Chairman of the Company's Board of Directors. In addition, the Company hired N. Brian Stevenson as Chief Executive Officer.

Results of Operations

Three months ended September 30, 1998 and September 30, 1997

  Net sales for the third quarter of 1998 were $18,618,000 versus $22,944,000 in the third quarter of 1997, a decline of $4,326,000 or 18.9%. The decline in revenue from the prior year is primarily due to a decline in the end-market demand of five key customers of the San Leandro, California facility resulting in approximately $2,872,000 of reduced revenue. In addition, approximately $721,000 of the decline in revenue was a result of a reduction in sleeve labeling accounts and softness in end-market demand for customers of the Akron, Ohio facility. The Company also experienced a decline of approximately $733,000 in sleeve labeling equipment sales due to competitive pressures.

  Consolidated gross profit was $1,357,000 for the third quarter of 1998 as compared to $914,000 during the third quarter of 1997. The resulting gross margin was 7.3% in 1998, an increase from 4.0% in 1997. Gross profit at the San Leandro, California facility decreased approximately $337,000 as a result of the reduced sales volume for the quarter. In addition, the Company experienced a decline of approximately $318,000 in gross profit from reduced sleeve labeling equipment sales. These declines were offset by improved margins at the Akron, Ohio facility, which was adversely affected in 1997 by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production.

  Selling, general and administrative expenses were $2,400,000 for the third quarter of 1998 as compared to $2,752,000 during the third quarter of 1997. Selling, general and administrative expenses decreased by $352,000, or 12.8% as a result of reduced corporate overhead and other cost savings initiatives.

Nine months ended September 30, 1998 and September 30, 1997

  Net sales for the nine months ending September 30, 1998 were $61,572,000 versus $73,872,000 during the same period in 1997, a decline of $12,300,000 or 16.7%. The decline in revenue from the prior year is primarily due to a decline in the end-market demand of five key customers of the San Leandro, California facility resulting in approximately $6,879,000 of reduced revenue. In addition, approximately $3,485,000 of the decline in revenue was from a reduction in sleeve labeling accounts and lost customers associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production to the Akron, Ohio facility as part of the restructuring program. The Company also experienced a decline of approximately $1,936,000 in sleeve labeling equipment sales due to competitive pressures.

  Consolidated gross profit was $5,086,000 for the nine months ended September 30, 1998 as compared to $5,826,000 during 1997. The resulting gross margin was 8.3% in 1998, an increase from 7.9% in 1997. Gross profit at the San Leandro, California facility decreased approximately $1,696,000 as a result of reduced sales volume. In addition, the Company experienced a decline of approximately $577,000 in gross profit from reduced sleeve labeling equipment sales. These declines were offset by improved margins at the Akron, Ohio facility, which was adversely affected in 1997 by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production.

  Selling, general and administrative expenses were $9,790,000 for the nine months ended September 30, 1998 as compared to $9,079,000 during the same period in 1997. Selling, general and administrative expenses increased by $711,000, or 7.8%, as a result of approximately $862,000 of non-recurring severance and $464,000 of non-recurring retention costs associated with the merger. Adjusting for these non-recurring items, operating SG&A expense was down approximately 6.8% as a result of reduced corporate overhead and other cost savings initiatives.

Liquidity and Capital Resources

  For the first nine months of 1998, the Company's net loss was $3,929,000 compared to a net loss of $1,493,000 in 1997. Cash generated from operations was $6,036,000 in 1998 as compared to $713,000 in 1997. After adjusting for non-recurring selling, general and administrative expenses, transaction costs and restructuring items, cash generated from operations was $8,051,000 in 1998 as compared to $713,000 in 1997.

  For the first nine months of 1998, the Company had capital expenditures of $1,537,000 for improvements to production related equipment. In 1997, the Company sold one idle facility generating cash of $3,200,000. The proceeds from this sale were used to fund working capital needs.

  The Company historically relied on internally generated cash from operations as well as funding from Sealright. As a result of the separation from Sealright, the Company established a $15,000,000 credit facility, of which none was borrowed at September 30, 1998 ($1,000,000 outstanding at June 30, 1998). The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowing base on the credit facility is limited based upon components of the Company's inventory and receivable balances and any outstanding letters of credit the Company has issued. At September 30, 1998, $12,879,000 was available under the credit facility. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 275 basis points. Management believes that cash generated by operations and funds available under the revolving credit facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

  Pursuant to its debt agreements, the Company must comply with various financial covenants. As of September 30, 1998, the Company was in compliance with its financial covenants.

Year 2000 Compliance

  The Company's information systems are not currently year 2000 compliant. Management currently estimates that it will cost approximately $300,000 to modify the information systems to become year 2000 compliant. The Company has expended approximately $75,000 which has been charged to operations. The Company is currently implementing the necessary changes, and management believes the information systems should be year 2000 compliant by March 31, 1999. However, there can be no assurance that the information systems will be compliant prior to the beginning of year 2000 and could therefore have an adverse effect on the future financial results of the Company. The Company does not currently have a formal contingency plan in place should the information systems not be compliant prior to the beginning of year 2000, and will develop the contingency plan by March 31, 1999.

New Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments had been changed from an industry definition to that of a management definition. The Company will adopt the provisions of SFAS No. 131 effective December 31, 1998. The Company currently has one segment and does not expect implementation to change segment reporting.

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



                                JPS PACKAGING COMPANY



     Date:    November 3, 1998            /s/ N. Brian Stevenson
           -----------------------        -------------------------
                                          By:  N. Brian Stevenson
                                               C.E.O


     Date:    November 3, 1998            /s/ John T. Carper
           -----------------------        ------------------------
                                               By: John T. Carper
                                               President and C.F.O