Form 10-K405
period 1998-12-31
JPS PACKAGING CO
filed 1999-03-29
CIK 1060753

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                      For the Year Ended December 31, 1998
                         Commission file number 0-24415

                             JPS Packaging Company
             (Exact name of registrant as specified in its charter)

                         4200 Somerset Drive, Suite 208
                         Prairie Village, Kansas 66208
                        Telephone number (913) 381-0008

                     Incorporated in the State of Delaware

                                   31-1311495
                       (IRS Employer Identification No.)

          Securities Registered Pursuant to Section 12(g) of the Act:

                              Title of each class
                          Common stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      (1) Yes [X] No [_](2) Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, [X]

   As of February 26, 1999 there were 5,552,705 shares of Common Stock, $.01 par value, outstanding. On February 26, 1999, the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $13.8 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   JPS Packaging Company, the Registrant, together with its subsidiary, is referred to herein as the "Company". The Company was originally incorporated in Ohio on November 1, 1990 and known as Sealright Manufacturing-East, Inc. On March 24, 1998, Sealright Manufacturing-East, Inc. was reincorporated in Delaware and thereafter changed its name to "JPS Packaging Company." Prior to July 1, 1998, the Company was a subsidiary of Sealright Co., Inc. ("Sealright"). The Company is a manufacturer and converter of flexible packaging and labeling products for use by customers in the food and beverage industry and other niche markets. Additionally, the Company manufactures sleeve labeling machinery under the StyrotechTM trade name. The Company operates in the packaging industry.

   At December 31, 1998, the Company operated two domestic manufacturing facilities located in Akron, Ohio, and San Leandro, California. Additionally, the Company maintains an equipment assembly facility in Raleigh, North Carolina and a corporate office in Prairie Village, Kansas.

   The Company manufactures and sells a broad variety of flexible packaging products, most of which are printed by the Company. The Company's labeling products for carbonated beverages, dairy beverages and juices are principally manufactured at its Akron, Ohio facility. The Company also manufactures and sells liquid novelty packaging, peelable lidding for single servings of pudding, gelatin and cultured dairy products, and pouch packaging for dried fruit and nut products, which are produced primarily at its San Leandro, California facility. These products collectively accounted for approximately 70% of the Company's fiscal 1998 sales. The Company also produces and sells a variety of other products, including packaging for single-serve condiments, film-based products for the medical and construction industries and equipment for the application of sleeve labels.

Sources of Raw Materials

   The Company purchases raw materials from a variety of suppliers at competitive prices and aligns its operations with suppliers who lead the market in product innovation of packaging materials technology. The principal raw materials used by the Company are plastic, resin, film, paper, foil and ink. The Company has experienced little or no difficulty obtaining adequate supplies of raw materials.

Trademarks and Patents

   The Company's products are manufactured using machinery and processes covered by patents owned or controlled by the Company. The Company has domestic and foreign registered trademarks which are used in connection with both product names and distinctive designs. However, the Company views its business as one which is not primarily dependent on patent or trademark protection.

Seasonal Operations

   Due to the soft drink beverage market, the Company has historically experienced revenue increases in the second and third quarters.

Customers

   The Company has relationships with numerous customers in each of its product categories. The Company has two customers (Constar International and Portion Pac Inc.) which combined for 24% of sales in 1998. The loss of these customers, while not anticipated, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Sales and Backlog

   The Company does not have an accurate methodology to track backlog, and does not believe recorded sales backlog to be a significant factor in its business. Customers generally place annual orders in quantities covering demand for one to three months with shipments scheduled during that period.

Competition

   The flexible packaging industry includes several hundred competitors. Currently available trade and industry information indicates that the 10 largest flexible packaging companies account for approximately 35% of total industry sales in 1998. Competitors in this industry include American National Can, Bemis, Bryce, Cryovac, Huntsman Packaging, Printpack, Reynolds Metals, and Sonoco Products, many of which are well capitalized and maintain a strong market presence in the various markets in which the Company competes. All of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have significant competitive advantages versus the Company.

Research and Development

   The Company is engaged in designing and developing new products and adapting existing products for new uses. Approximately $423,000, $547,000 and $830,000 were expended for research and development in 1998, 1997 and 1996, respectively.

Environmental and Governmental Regulations

   Since most of the Company's packaging products are used in the food industry, the Company is subject to the manufacturing standards of and inspection by the U.S. Food and Drug Administration. Historically, compliance with the standards of the food industry has not had a material effect on the Company's operations, capital expenditures or competitive position.

   The manufacturing operations of the Company are subject to Federal, state and local regulations governing the environment and the discharge of materials into air, land and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with applicable environmental regulations and does not believe that costs of compliance will have a material adverse effect on its operations, capital expenditures, or competitive position.

Employees

   The Company's average number of employees for 1998 was 400. Of these, 9 are employed at the Company's headquarters in Prairie Village, Kansas and 11 are employed at the Raleigh, North Carolina sales office. At the Akron, Ohio facility, which employs approximately 230 people, the hourly employees are covered under a collective bargaining agreement that expires in 2000. At the San Leandro, California facility, which employs approximately 150 people, the hourly employees are covered under a collective bargaining agreement that expires in 2001. Overall, the Company believes its relations with its employees, including union employees, are good.

Forward-Looking Statements

   Certain written and oral statements in this document and elsewhere made by management that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of the Company differing materially from those expressed in or implied by the forward-looking statements. In addition to any such risks expressly stated otherwise in this or other documents, other risks and uncertainties include, but are not limited to, competitive pricing for the Company's products, changes in raw material prices, fluctuations in customer demand, changes in production capacities, and changes in exchange rates.

ITEM 2. PROPERTIES

   The following tables set forth the location, approximate square footage, and principal use of each of the Company's facilities. The Company believes that its facilities are well maintained and suitable for their respective uses.

                               Owned Facilities

Location                                 Square Feet        Principal Use
--------                                 -----------        -------------
San Leandro, California.................   129,000   Manufacturing and Warehouse
Akron, Ohio.............................   125,000   Manufacturing and Warehouse

                               Leased Facilities

Location                       Square Feet Lease Expiration    Principal Use
--------                       ----------- ----------------    -------------
San Leandro, California.......   12,000          2002       Warehouse
Raleigh, North Carolina.......   11,000          1999       Office and Warehouse
Prairie Village, Kansas.......    1,600          1999       Corporate Office

ITEM 3. LEGAL PROCEEDINGS

   In the ordinary course of business, the Company and its subsidiary are subject to various pending claims, lawsuits, and contingent liabilities. The Company maintains appropriate insurance policies to protect against various claims and lawsuits. The Company does not believe that the disposition of these matters will have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   Since September 30, 1998, there have been no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

                                                                       Dividend
                                                  Quarter High   Low   per Share
                                                  ------- ----- ------ ---------
1998............................................. First     N/A    N/A    N/A
                                                  Second    N/A    N/A    N/A
                                                  Third   5 1/8 2 7/16    N/A
                                                  Fourth  4 3/8  3 1/2    N/A

1997............................................. First     N/A    N/A    N/A
                                                  Second    N/A    N/A    N/A
                                                  Third     N/A    N/A    N/A
                                                  Fourth    N/A    N/A    N/A

   The Common Stock, which has a par value of $.01 per share, is traded in the over-the-counter market. It is included in the NASDAQ National Market System ("NMS") under the symbol JPSP. The trading of JPS stock commenced on July 1, 1998. The table above sets forth the high and low sale prices, as quoted by NMS, and dividends paid for each quarter of the last two calendar years. These quotations reflect inter-dealer prices, without markup, markdown or commissions.

   As of December 31, 1998, there were 272 shareholders of record. Since many shareholders hold their certificates in street name, management estimates the number of individual stockholders is approximately 1,500.

ITEM 6. SELECTED FINANCIAL DATA

                          Statement of Operations Data
                     (In thousands, except per share data)

                                    1998     1997     1996      1995      1994
Years Ended December 31,           -------  -------  -------  --------  --------
Net Sales........................  $78,869  $91,520  $94,895  $103,469  $102,442
Cost of Goods Sold...............   72,502   85,761   84,327    92,198    84,967
                                   -------  -------  -------  --------  --------
Gross Profit.....................    6,367    5,759   10,568    11,271    17,475
SG&A Expense (1).................   11,613   11,805   13,936    14,340    12,722
Transaction Expense and Net
 Restructuring (Gain) Expense....      689     (988)   1,893     6,866       --
                                   -------  -------  -------  --------  --------
Operating Income (Loss) from
 Continuing Operations...........   (5,935)  (5,058)  (5,261)   (9,935)    4,753
Interest (Income) Expense, Net...      (54)     --       --        --         34
                                   -------  -------  -------  --------  --------
Income (Loss) from Continuing
 Operations Before Income Taxes..   (5,881)  (5,058)  (5,261)   (9,935)    4,719
Income Taxes.....................   (1,337)  (1,737)  (1,780)   (3,407)    1,966
                                   -------  -------  -------  --------  --------
Income (Loss) from Continuing
 Operations......................   (4,544)  (3,321)  (3,481)   (6,528)    2,753
Discontinued Operation, Net of
 Tax:
  Income (Loss) from Operations..     (436)      98      462       354       896
  Estimated Loss on Disposal.....   (1,209)     --       --        --        --
                                   -------  -------  -------  --------  --------
Income (Loss) from Discontinued
 Operation.......................   (1,645)      98      462       354       896
                                   -------  -------  -------  --------  --------
Net Income (Loss)................  $(6,189) $(3,223) $(3,019) $ (6,174) $  3,649
                                   =======  =======  =======  ========  ========
Net Income (Loss) Per Share from
 Continuing Operations Basic and
 Diluted (2).....................  $ (0.82) $ (0.60) $ (0.63) $  (1.18) $   0.50
Net Income (Loss) Per Share Basic
 and Diluted (2).................  $ (1.12) $ (0.58) $ (0.55) $  (1.12) $   0.66

                               Balance Sheet Data
                         (In thousands, except ratios)

                                    1998     1997     1996      1995      1994
December 31,                       -------  -------  -------  --------  --------
Net Working Capital..............  $14,231  $16,624  $15,520  $ 19,729  $ 22,223
Net Property, Plant & Equipment..   28,354   31,806   34,592    41,116    45,240
Total Assets.....................   54,176   62,094   63,183    75,163    82,638
Long-Term Debt...................      --       --       --        --        --
Total Liabilities................   12,274   12,216    9,951    11,733    14,050
Stockholder's Equity.............   41,902   49,878   53,232    63,430    68,588
Current Ratio....................   2.71:1   2.98:1   3.02:1    3.15:1    3.26:1

                                   Other Data
                                 (In thousands)

                                    1998     1997     1996      1995      1994
                                   -------  -------  -------  --------  --------
Operating Income (Loss) from
 Continuing Operations, Excluding
 Restructuring and Transaction
 Items...........................  $(5,246) $(6,046) $(3,368) $ (3,069) $  4,753
Depreciation and Amortization
 Expense.........................    5,458    5,782    6,593     6,519     5,824
EBITDA (3).......................     (477)     724    1,332    (3,416)   10,577
EBITDA Excluding Restructuring
 and Transaction Items...........      212     (264)   3,225     3,450    10,577
Capital Expenditures.............    2,017    5,432    1,363     6,849     6,560

--------
(1) Selling, general and administrative expenses from 1994 to 1997 are based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for periods prior to separation from Sealright.
(2) Earnings (loss) per share for all periods has been computed under Statement of Financial Accounting Standards No. 128. The number of shares used in the computation prior to July 1, 1998 is the number of outstanding common shares of Sealright adjusted for the exchange ratio of one-half share of JPS Common Stock for each share of Sealright Common Stock. The weighted average number of common shares used in the computation were 5,553,000 in 1998, 5,536,000 in 1997 and 1996, 5,534,000 in 1995, and
    5,536,000 in 1994. There were no dilutive securities.
(3) EBITDA is defined as operating income (loss) from continuing operations before interest, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows are sufficient to fund all of a company's cash needs. EBITDA is presented because the Company believes it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income (loss) or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997

   Net sales for the year ended December 31, 1998 were $78.9 million versus $91.5 million in 1997, a decline of approximately $12.6 million, or 13.8%. The decline in revenue from the prior year is primarily due to a decline in the end-market demand of six key customers of the San Leandro, California facility resulting in approximately $7.0 million of reduced revenue. In addition, approximately $2.8 million of the decline in revenue was from lost customers associated with the closure of the Charlotte, North Carolina facility in 1996 and the transfer of production to the Akron, Ohio facility.

   Consolidated gross profit was $6.4 million in 1998 as compared to $5.8 million in 1997. The resulting gross profit percent was 8.1% in 1998, an increase from 6.3% in 1997. The increase was a result of improved margins at the Akron, Ohio facility. In 1997, Akron was adversely affected by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production. Gross profit at the San Leandro, California facility decreased approximately $1.5 million as a result of reduced sales volume.

   Selling, general and administrative expenses were $11.6 million in 1998 as compared to $11.8 million in 1997. Included in selling, general and administrative expenses in 1998 is approximately $862 thousand of non-recurring severance and $464 thousand of non-recurring retention costs associated with the merger. Adjusting for these non-recurring items, SG&A expense was down approximately 13% as a result of cost savings initiatives.

1997 Compared to 1996

   Consolidated net sales were $91.5 million in 1997, a decrease of $3.4 million, or 3.6%, from 1996. The decline in revenue resulted primarily from lost customers associated with the closure of the Charlotte, North Carolina facility and resulting transfer of production to the Company's Akron, Ohio facility as part of the restructuring program. The Company subsequently experienced capacity constraints during the first half of the year in Akron, thus further constraining revenues. In addition, the Company experienced a reduction in average selling prices for various food packaging products due to competitive pressures, further reducing revenues.

   Consolidated gross profit was $5.8 million in 1997 as compared to $10.6 million in 1996. The resulting gross profit percent was 6.3% in 1997, a decline from 11.1% in 1996. Due to production inefficiencies at the Akron, Ohio facility early in the year, and reduced sales volume during the latter half of the year, the Company suffered a reduction in gross profit of approximately $5 million. Gross profit at the Company's San Leandro, California facility increased $1.5 million during the year as a result of improved manufacturing efficiencies from the previous year and a reduction in material costs.

Liquidity and Capital Resources

   JPS Packaging has historically relied on internally generated cash from operations as well as funding from its former parent, Sealright Co., Inc. For the year ended December 31, 1998, JPS's net loss was $6.2 million compared to a net loss of $3.2 million in 1997. Cash generated from operations was $5.7 million in 1998 and $1.7 million in 1997. The primary change year over year resulted from a reduction of accounts receivable and inventory.

   During 1998, JPS Packaging invested $2 million in property, plant and equipment. There were no individually significant capital investments made in 1998. During 1997, JPS Packaging invested $5.4 million in property, plant and equipment. Major capital investments included building additions and improvements of approximately $4 million in Akron, Ohio to accommodate the consolidation from the Charlotte, North Carolina facility as well as additions of various production related equipment and other cost savings initiatives. JPS Packaging sold one idle facility during 1997, generating $3.2 million. The proceeds from this sales were used to fund working capital needs.

   JPS Packaging's operations require significant amount of working capital particularly during the spring and summer of each year. Sales are generally on terms of 30 days to 60 days, resulting in substantial accounts receivable balances. The Company also builds substantial inventory levels during the spring and summer of each year due to the demand of the soft drink label business. Historically, inventory levels peak in July. JPS Packaging relies on a revolving credit facility to finance these working capital requirements.

   As of December 31, 1998, JPS Packaging had no borrowings under its $15 million revolving credit facility. The facility is secured by accounts receivable, inventory, and property, plant and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. As of December 31, 1998, $11.9 million was available under the revolving credit facility. The revolving credit facility currently bears interest at a floating rate of LIBOR plus 275 basis points or prime. In addition, JPS Packaging is required to pay a fee of 25 basis points on the unused portion of the commitment. The revolving credit facility includes financial covenants regarding minimum tangible net worth, capital expenditures and cash flow. The Company was in compliance with these covenants at December 31, 1998.

   Management believes that cash generated from operations, together with the revolving credit facility will be sufficient to meet its cash requirements in 1999.

Effects of Inflation

   During the last three years, inflation has not had a material effect on the Company. Increases in raw material costs to the Company typically lag movements in the markets for such materials. Thus, in a period of rising prices, the effects of such increases are delayed several months. The Company's ability to pass these price increases to its customers also is subject to similar lags.

New Accounting Pronouncements

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

Year 2000 Compliance

   The Company's information systems are not currently year 2000 compliant. Management currently estimates that it will cost approximately $350,000 to modify the information systems to become year 2000 compliant. The Company has expended approximately $225,000 in 1998 which has been charged to operations. The Company is currently implementing the necessary changes, and management believes the information systems will be year 2000 compliant by August 31, 1999. However, there can be no assurance that the information systems will be compliant prior to the beginning of year 2000 and could therefore have an adverse effect on the future financial results of the Company. The Company does not currently have a formal contingency plan in place should the information systems not be compliant prior to the beginning of year 2000, and will develop a contingency plan by September 30, 1999.

   The Company is currently in the process of determining whether its major suppliers are year 2000 compliant and will have a plan for those who are not compliant by September 30, 1999. The Company doesn't anticipate any problems in securing the necessary inventory for production as there are multiple vendors which can supply the necessary products.

Item 7a. MARKET RISK

   The Company has no material market risk as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To The Board of Directors of JPS Packaging Company:

   We have audited the accompanying consolidated balance sheets of JPS Packaging Company as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JPS Packaging Company as of December 31, 1998 and 1997, and as the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP
Kansas City, Missouri

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               At December 31,
                                                               ----------------
                            ASSETS                              1998     1997
                            ------                             -------  -------
CURRENT ASSETS
  Cash........................................................ $ 2,414  $   333
  Accounts receivable, less allowance for doubtful accounts of
   $214 in 1998 and $254 in 1997..............................   9,803   12,874
  Inventories (Note 1)........................................   9,535   10,780
  Other current assets........................................     424      504
  Current deferred income taxes (Note 2)......................     369      529
                                                               -------  -------
    Total current assets......................................  22,545   25,020
Property, plant and equipment, at cost (Note 1)
  Land........................................................   1,490    1,490
  Buildings and improvements..................................  11,069   11,710
  Machinery and equipment.....................................  50,837   49,848
  Furniture and fixtures......................................   4,068    3,876
                                                               -------  -------
                                                                67,464   66,924
  Less accumulated depreciation...............................  39,110   35,118
                                                               -------  -------
  Property, plant and equipment, net..........................  28,354   31,806
OTHER ASSETS
  Goodwill, net (Note 1)......................................   2,350    2,644
  Prepaid pension (Note 4)....................................     471      478
  Other (Note 8)..............................................     456    2,146
                                                               -------  -------
    Total other assets........................................   3,277    5,268
                                                               -------  -------
    Total assets.............................................. $54,176  $62,094
                                                               =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
  Accounts payable............................................ $ 3,986  $ 3,681
  Accrued customer rebates....................................   1,476    1,477
  Accrued vacation............................................     681      565
  Other accrued liabilities...................................   2,171    2,673
                                                               -------  -------
    Total current liabilities.................................   8,314    8,396
Deferred income taxes (Note 2)................................   3,960    3,820
Commitments and contingencies (Note 3)........................
                                                               -------  -------
    Total liabilities.........................................  12,274   12,216
STOCKHOLDERS' EQUITY (Note 1 and 6)
  Common stock, par value $0.01, 15,000,000 shares authorized;
   5,552,705 shares issued and outstanding at December 31,
   1998 and none in 1997......................................      56        *
  Preferred stock, par value $0.01, 1,000,000 shares
   authorized; none outstanding...............................     --       --
  Additional paid-in capital (Note 6).........................  47,744   49,587
  Retained earnings (deficit).................................  (5,898)     291
                                                               -------  -------
    Total stockholders' equity................................  41,902   49,878
                                                               -------  -------
    Total Liabilities and Stockholders' Equity................ $54,176  $62,094
                                                               =======  =======

* Less than $1,000

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Net Sales.................................. $   78,869  $   91,520  $   94,895
Cost of Goods Sold.........................     72,502      85,761      84,327
                                            ----------  ----------  ----------
    Gross Profit...........................      6,367       5,759      10,568
Selling, General and Administrative
 Expenses..................................     11,613      11,805      13,936
Transaction Expense and Net Restructuring
 (Gain) Expense (Note 5)...................        689        (988)      1,893
                                            ----------  ----------  ----------
Operating Loss from Continuing Operations..     (5,935)     (5,058)     (5,261)
Interest (Income) Expense, Net.............        (54)        --          --
                                            ----------  ----------  ----------
Loss from Continuing Operations Before
 Income Taxes..............................     (5,881)     (5,058)     (5,261)
Income Taxes (Note 2)......................     (1,337)     (1,737)     (1,780)
                                            ----------  ----------  ----------
    Loss from Continuing Operations........     (4,544)     (3,321)     (3,481)
Discontinued Operation, Net of Tax (Note
 8):
  Income (Loss) from Operations............       (436)         98         462
  Estimated Loss on Disposal...............     (1,209)        --          --
                                            ----------  ----------  ----------
Income (Loss) from Discontinued Operation..     (1,645)         98         462
                                            ----------  ----------  ----------
    Net Loss............................... $   (6,189) $   (3,223) $   (3,019)
                                            ==========  ==========  ==========
Net Loss Per Share From Continuing
 Operations Basic and Diluted..............      (0.82)      (0.60)      (0.63)
Net Loss Per Share (Note 1) Basic and
 Diluted...................................      (1.12)      (0.58) $    (0.55)
                                            ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)

                                                                       Total
                                         Common Paid In  Retained  Stockholder's
                                         Stock  Capital  Earnings     Equity
                                         ------ -------  --------  -------------
Balance at December 31, 1995............   *    $56,897  $ 6,533      $63,430
Net Loss................................   --       --    (3,019)      (3,019)
Distributions to Parent.................   --    (7,179)     --        (7,179)
                                          ---   -------  -------      -------
Balance at December 31, 1996............   *     49,718    3,514       53,232
Net Loss................................   --       --    (3,223)      (3,223)
Distributions to Parent.................   --      (131)     --          (131)
                                          ---   -------  -------      -------
Balance at December 31, 1997............   *     49,587      291       49,878
Net Loss................................   --       --    (6,189)      (6,189)
Issuance of Stock.......................   56       (56)     --           --
Distributions to Parent.................   --    (1,787)     --        (1,787)
                                          ---   -------  -------      -------
Balance at December 31, 1998............   56   $47,744  $(5,898)     $41,902
                                          ===   =======  =======      =======

* Less than $1,000.


        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss................................. $   (6,189) $   (3,223) $   (3,019)
  Adjustments To Reconcile Net Loss to Net
   Cash Provided by Operating Activities...
  Loss (Income) from Discontinued
   Operations..............................        436         (98)       (462)
  Estimated Loss on Disposal of
   Discontinued Operations.................      1,209         --          --
  Depreciation and Amortization............      5,458       5,782       6,593
  Deferred Income Taxes....................        300       1,032        (118)
  Gain from Disposal of Assets.............        135         (53)        --
  Restructuring Expense (Gain).............        --         (988)      1,893
  Changes in Assets and Liabilities:
    Accounts Receivable, Net...............      3,071      (2,235)      1,935
    Inventories............................      1,245         925       2,992
    Accounts Payable.......................        305        (518)     (1,873)
    Net Restructuring......................        --         (729)     (1,839)
    Other..................................       (492)      1,825         947
                                            ----------  ----------  ----------
  Net Cash Provided by Continuing
   Operations..............................      5,478       1,720       7,049
  Net Cash Provided (Used) by Discontinued
   Operations..............................        236         (15)          7
                                            ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..      5,714       1,705       7,056
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures.....................     (2,017)     (5,432)     (1,363)
  Proceeds from Disposal of Assets.........        171       3,566         193
                                            ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES......     (1,846)     (1,866)     (1,170)
CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions from (Distributions To)
   Parent, Net.............................     (1,787)        321      (5,916)
                                            ----------  ----------  ----------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                     (1,787)        321      (5,916)
                                            ----------  ----------  ----------
  Net Increase (Decrease) In Cash..........      2,081         160         (30)
Cash, Beginning of Year....................        333         173         203
                                            ----------  ----------  ----------
Cash, End of Year.......................... $    2,414  $      333  $      173
                                            ==========  ==========  ==========
  Supplemental Cash Flow Information:
  Cash Paid During the Year for
    Interest............................... $       22         --          --
    Income Taxes...........................        --          --          --

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   a. Principles of Consolidation--The accompanying financial statements include the accounts of two former wholly owned subsidiaries of Sealright Co., Inc. (Sealright) and the accounts of a portion of Sealright and another subsidiary. The resulting entity operates the San Leandro, California, Raleigh, North Carolina, and Akron, Ohio, facilities and is collectively referred to as JPS Packaging Company (the Company).

   On March 24, 1998, the Company was reorganized and incorporated as a Delaware corporation (the reorganization). Prior to July 1, 1998 the Company was a subsidiary of Sealright. In connection with the merger of Sealright with Huhtamaki Oy, JPS Packaging Company was formed from a partial distribution of Sealright stock. The transaction closed on June 30, 1998 and Sealright shareholders received $11 per share of cash and 1/2 share of stock (Exchange Ratio) of JPS Packaging Company stock for each share of Sealright stock. The Company was authorized to issue 15,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of preferred stock, $0.01 par value. The Company has one wholly owned subsidiary, incorporated in North Carolina.

   A portion of selling, general and administrative expenses have been included in the statements of operations based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for periods prior to the Company's separation from Sealright, but may not be indicative of the Company's cost structure in the future. The estimated expense was approximately $2,500,000 in 1998, $5,700,000 in 1997 and $3,200,000 in 1996.

   b. Description of Business--The Company manufactures flexible packaging material and label application machinery primarily for the food and beverage industries. The Company has two customers which each had more than 10% of 1998 sales.

   c. Inventories--Inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products as follows:

                                                                 As of December
                                                                      31,
                                                                 --------------
                                                                  1998   1997
                                                                 ------ -------
                                                                 (In thousands)
      Inventories carried on LIFO basis
        Raw materials........................................... $3,666 $ 3,639
        Work in process.........................................  2,211   1,418
        Finished goods..........................................  3,189   5,492
                                                                 ------ -------
          Total FIFO basis......................................  9,066  10,549
        LIFO basis in excess of FIFO basis......................    469     231
                                                                 ------ -------
          Total LIFO basis...................................... $9,535 $10,780
                                                                 ====== =======

   d. Property, Plant and Equipment--Property, plant and equipment has been recorded at cost and such assets are being depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

      Buildings and improvements.................................. 5 to 45 years
      Machinery and equipment..................................... 3 to 15 years
      Furniture and fixtures...................................... 3 to 8 years

   Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in current income.

   e. Goodwill--The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Accumulated amortization was $3,525,000 and $3,231,000, as of December 31,

1998 and 1997, respectively. The related amortization expense charged to operations was $294,000 during each of the years ended December 31, 1998, 1997, and 1996, respectively.

   The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balance over its remaining life can be recovered through non-discounted future operating cash flows. The amount of impairment, if any, is measured based on expected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

   f. Income Taxes--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   g. Research and Development--Research and development costs are charged to expense as incurred, and were $423,000, $547,000, and $830,000 in 1998, 1997, and 1996 respectively. Research and development costs are classified as part of Selling, General and Administrative expense.

   h. Earnings Per Share--The number of shares used in the computation of earnings per share prior to the reorganization is the number of outstanding common shares of Sealright adjusted for the Exchange Ratio of one-half share of the Company for each share of Sealright. The weighted average number of common shares used in the computation were 5,553,000 in 1998, and 5,536,000 in 1997 and 1996. There were no dilutive securities.

   i. Revenue Recognition--Revenue from the sale of packaging and packaging equipment is recognized at the time of shipment to the customer.

   j. Fair Value of Financial Instruments--The Company has various financial instruments comprised of cash, trade and notes receivable and trade and other payables. The carrying amounts of short-term assets and liabilities, approximate fair value due to the short duration of these instruments.

   k. Use of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

   l. New Accounting Pronouncements--In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of SFAS No. 133 effective July 1, 1999. The Company does not expect implementation to have any effect on its consolidated financial statements.

2. Income Taxes

   Total income taxes are allocated as follows:

                                                        For the Years Ended
                                                            December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (In thousands)
      Continuing operations.......................... $(1,337) $(1,737) $(1,780)
      Discontinued operations........................    (149)      51      238
                                                      -------  -------  -------
          Total tax benefit.......................... $(1,486) $(1,686) $(1,542)
                                                      =======  =======  =======

   Taxes from continuing operations were as follows:

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                     (In thousands)
      Current
        Federal............................ $   (1,220) $   (2,463) $   (1,528)
        State and Local....................       (417)       (306)       (134)
                                            ----------  ----------  ----------
          Total Current Tax Benefit........     (1,637)     (2,769)     (1,662)
      Deferred
        Federal............................        233         898        (104)
        State and Local....................         67         134         (14)
                                            ----------  ----------  ----------
          Total Deferred Tax Provision
           (Benefit).......................        300       1,032        (118)
                                            ----------  ----------  ----------
          Total Tax Benefit................ $   (1,337) $   (1,737) $   (1,780)
                                            ==========  ==========  ==========

   A reconciliation of the income tax provision (benefit) from continuing operations to the statutory Federal rate is 34% as follows:

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
      Statutory Federal Tax Rate........... $   (1,999) $   (1,720) $   (1,789)
      Increase in Valuation Allowance......      2,748         --          --
      Nondeductible Expenses...............        --           97         107
      State Income and Franchise Taxes.....       (231)       (114)        (98)
      Other................................        (35)        --          --
      Tax Benefit Allocation from
       Sealright...........................     (1,820)        --          --
                                            ----------  ----------  ----------
          Total............................ $   (1,337) $   (1,737) $   (1,780)
                                            ==========  ==========  ==========

   The operations of the Company were historically included in the consolidated Federal income tax returns of Sealright. The policy of Sealright was to allocate consolidated Federal income tax expense to members of the affiliated group, including the Company, on a stand-alone basis. The Agreement and Plan of Merger, dated March 2, 1998, provides for the reimbursement of 1998 tax benefits to the Company provided that Huhtamaki Oy is able to realize the benefit. In the event that Huhtamaki Oy is able to utilize benefits associated with the Company's tax losses from January 1, 1998 to June 30, 1998 in excess of the consolidated tax attributes which will be allocated directly to the Company upon its departure from the consolidated group at June 30, 1998, the Company will receive a commensurate cash payment from Huhtamaki Oy. Due to the uncertainty of realization of this payment from Huhtamaki Oy, such payment has not been reflected as a receivable from Huhtamaki Oy in the accompanying financial statements, but has been reflected as capital distributed to Sealright Co., Inc.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are as follows:

                                                                 As of December
                                                                      31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------- ------
                                                                 (In thousands)
      Deferred Tax Assets:
        Federal AMT Credit Carry Forward........................ $   500 $  --
        Federal Net Operating Loss..............................   2,036    --
        State Net Operating Loss................................     360    --
        Accrued Restructuring Liability.........................     --     --
        Accrued Vacation and Other Compensation.................     405    289
        Accrued Workers' Compensation Reserve...................      47     98
        Other Reserves..........................................     629    613
                                                                 ------- ------
          Total Gross Deferred Tax Assets.......................   3,977  1,000
                                                                 ------- ------
          Valuation Allowance...................................   2,548    --
                                                                 ------- ------
                                                                 $ 1,429 $1,000
                                                                 ======= ======
      Deferred Tax Liabilities:
        Property, Plant and Equipment........................... $ 4,181 $3,741
      Inventories...............................................     324    373
      Prepaid Pension, Net......................................     174    177
      Other.....................................................     341    --
                                                                 ------- ------
          Total Gross Deferred Tax Liabilities..................   5,020  4,291
                                                                 ------- ------
          Net Deferred Tax Liability............................ $ 3,591 $3,291
                                                                 ======= ======

   The Company has recorded a valuation allowance for deferred tax assets as of December 31, 1998 of $2,548,000. No valuation allowance was provided at December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management believes more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 1998.

   At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of $5,988,000 which were available to offset future federal taxable income, if any, through 2018. In addition, the Company had alternative minimum tax credit carryforwards of approximately $500,000, which were available to reduce federal regular income taxes, if any, over an indefinite period.

3. Commitments and Contingencies

   Future minimum rental payments required under the terms of operating leases that have initial or remaining non-cancelable lease terms in excess of one year from December 31, 1998, are as follows:

      Years Ended December 31,                                  (In thousands)
      1999.....................................................     $296
      2000.....................................................      286
      2001.....................................................      181
      2002.....................................................       72
      2003.....................................................        4

   Principal operating leases are for equipment, warehouse facilities and office space. Rent expense related to continuing operations for all operating leases was $301,000, $182,000, and $244,000 in 1998, 1997, and 1996,
respectively. It is anticipated that leases will be renewed or replaced as they expire.

   The Company is a party to various legal matters incidental to its business. In the opinion of management, these matters will not have a material impact on the Company's financial statements. Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Credit Facility

   In 1998 the Company entered into a $15 million secured revolving line of credit with a bank. Borrowings under the revolving credit facility bear interest at floating rates as determined at the Company's option to be LIBOR plus 275 basis points or prime. In addition, the Company is required to pay a fee of 25 basis points per annum on the unused portion of the commitment. The amount of borrowing allowed under the facility is limited to an amount based on certain percentages of accounts receivable and inventory. As of December 31, 1998, there were no borrowings under the facility and the amount available was $11,893,830. In addition, the facility includes covenants regarding minimum tangible net worth, capital expenditures and cash flow. As of December 31, 1998, the Company was in compliance with these covenants.

   At December 31, 1998, the Company had a stand-by letter of credit outstanding totaling $240,000 securing leased machinery.

4. Employee Benefit Plans

   The Company sponsors a defined benefit pension plan covering the hourly employees at its Akron, Ohio location. Benefits are based on a flat rate per year of service.

   The funded status of the plan was as follows:

                                                         Year Ending
                                             -----------------------------------
                                             December 31, 1998 December 31, 1997
                                             ----------------- -----------------
Change in benefit obligation
Benefit obligation at beginning of year....     $  958,532        $  749,783
Service cost...............................         74,439            62,394
Interest cost..............................         73,575            61,378
Actuarial loss.............................        164,019           121,100
Benefits and expenses paid.................        (40,000)          (36,123)
                                                ----------        ----------
Benefit obligation at end of year..........     $1,230,565        $  958,532
                                                ==========        ==========
Change in plan assets
Fair value of plan assets at beginning of
 year......................................     $1,565,157        $1,274,986
Actual return on plan assets...............        106,711           326,294
Employer contribution......................            -0-               -0-
Benefits paid..............................        (20,000)          (18,858)
Expenses paid..............................        (20,000)          (17,265)
                                                ----------        ----------
Fair value of plan assets at end of year...     $1,631,868        $1,565,157
                                                ==========        ==========
Funded status..............................     $  401,303        $  606,625
Unrecognized net actuarial gain (loss).....         10,847          (191,428)
Unrecognized prior service cost............         59,269            62,484
                                                ----------        ----------
Prepaid benefit cost.......................     $  471,419        $  477,681
                                                ==========        ==========
Weighted-average assumptions as of December
 31
Discount rate..............................           7.00%             7.25%
Expected return on plan assets.............           9.25%             9.25%
Components of net periodic benefit cost
Service cost...............................     $   74,439        $   62,394
Interest cost..............................         73,575            61,378
Expected return on plan assets.............       (143,099)         (116,073)
Amortization of prior service cost.........          3,215             3,215
Recognized net actuarial loss..............         (1,868)              -0-
                                                ----------        ----------
Net periodic benefit cost..................     $    6,262        $   10,914
                                                ==========        ==========

   The Company makes contributions to a defined benefit multi-employer pension plan for certain union employees at its San Leandro, California, manufacturing facility. Amounts contributed to the plan totaled $246,000, $239,000 and $350,000 in 1998, 1997, and 1996, respectively.

   At July 1, 1998, the Company established a long-term savings plan available to substantially all non-union employees. The total expense to the Company for the plan was approximately $42,000 for the year ended December 31, 1998.

5. Transaction and Restructuring Expense

   Transaction expense relating to the formation of the Company was $689,000 in 1998. These costs included investment banking fees, professional fees, printer fees, bank fees and other transaction related costs.

   During 1996, the Company moved the machine manufacturing operations formerly conducted in Raleigh, North Carolina, to its DeSoto, Kansas facility and consolidated the manufacturing operations conducted at Charlotte, North Carolina into the Akron, Ohio facility. The costs associated with moving these manufacturing operations and personnel were $1,893,000. At December 31, 1996, $728,000 remained on the balance sheet as accrued restructuring liability. Of this amount, $174,000 related to severance, and $14,000 related to legal expenses. These amounts were paid during 1997.

   During the second quarter of 1997, the Company sold the Charlotte, North Carolina facility for a gain of $1,235,000, offsetting expenses of $247,000 related to completing the consolidation of the Charlotte facility.

6. Stock Option Plan

   Stock options are granted under the 1998 Stock Option Plan. The purpose of the Stock Option Plan is to align executive compensation and stockholder return. The selection of the participants, allotment of shares, exercise price, determination of the vesting schedule and other conditions are established by the Compensation Committee. There is no explicit formula for determining specific stock option grants. In awarding options the Committee evaluates the recipient's ability to influence the Company's long-term growth and profitability. The Committee also considers the number of options previously granted to the recipient and, in certain cases, the number of shares of common stock held by the recipient.

   The Stock Option Plan has 550,000 shares of the Company's common stock reserved for key employees, officers, and directors. Options issued under the 1998 plan are qualified and non-qualified. During the year 25,000 shares were issued to directors of the Company under a non-qualified plan. Stock options are granted at a price equal to the fair market value of JPS Packaging Company Common Stock at the date of grant for terms of up to ten years. The options vest over 5 years at a rate of 20% each year.

   Information regarding the Company's stock options is summarized below:

                                                             1998
                                               ---------------------------------
                                                                Weighted-Average
                                               Number of Shares  Exercise Price
                                               ---------------- ----------------
Outstanding at Beginning of Year..............         --              --
  Granted.....................................     365,000           $4.03
  Canceled....................................         --              --
  Exercised...................................         --              --
                                                   -------           -----
Outstanding at End of Year....................     365,000           $4.03
                                                   -------           -----
Exercisable at End of Year....................         --              --
                                                   =======           =====

              Options Outstanding                     Options Exercisable
--------------------------------------------------   ------------------------
                            Weighted-
                             Average     Weighted-     Number      Weighted-
 Range of       Number      Contracted    Average    Exercisable    Average
 Exercise     Outstanding    Life in     Exercise        at        Exercise
   Price      at 12/31/98     Years        Price      12/31/98       Price
-----------   -----------   ----------   ---------   -----------   ---------
$4.00-$4.06     365,000        9.69        $4.03          --           --

   JPS Packaging Company applied APB Opinion No. 25 in accounting for stock option grants and, accordingly, no compensation cost has been recognized. Had the Company recognized a compensation expense in accordance with SFAS No. 123, the Company's net income (loss) would have been as follows:

                                                                      1998
                                                                 --------------
                                                                 (In thousands)
                                                                   except per
                                                                   share data
      Net Loss...................................... As Reported    $(6,189)
                                                     Pro Forma       (6,260)
      Net Loss from Continuing Operations........... As Reported     (4,544)
                                                     Pro Forma       (4,615)
      Basic and Diluted Earnings (Loss) Per Share... As Reported      (1.12)
                                                     Pro Forma        (1.13)
      Basic and Diluted Earnings (Loss) Per Share    As Reported      (0.82)
       from Continuing Operations................... Pro Forma        (0.83)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used.

      Year of Grant                                                       1998
      -------------                                                       -----
      Expected Dividend Yield............................................     0%
      Expected Volatility................................................ 25.20%
      Risk Free Interest Rate............................................  4.75%
      Expected Remaining Life............................................     8
      Option Value....................................................... $1.48

7. Summarized Quarterly Data (unaudited)

   The following presents selected quarterly data for the two most recent fiscal years (in thousands, except per share data). Sales and gross profit have been restated to reflect the discontinued operation.

                                                           Basic and
                                                          Diluted Net Basic and
                                                            Income     Diluted
                                       Income             (Loss) From    Net
                                     (Loss) From   Net    Continuing   Income
                        Net   Gross  Continuing   Income  Operations   (Loss)
                       Sales  Profit Operations   (Loss)   Per Share  Per Share
                      ------- ------ ----------- -------  ----------- ---------
1998
First quarter........ $20,012 $1,590   $  (984)  $(1,152)   $(0.18)    $(0.21)
Second quarter.......  22,246  2,199    (1,590)   (1,712)    (0.29)     (0.31)
Third quarter........  18,034  1,163      (910)   (1,065)    (0.16)     (0.19)
Fourth quarter.......  18,577  1,415    (1,060)   (2,260)    (0.19)     (0.41)
1997
First quarter........  24,216  2,238      (685)     (643)    (0.12)     (0.12)
Second quarter.......  24,814  2,259       323       363      0.06       0.07
Third quarter........  21,627    477    (1,279)   (1,213)    (0.24)     (0.23)
Fourth quarter....... $20,863 $  785   $(1,680)  $(1,730)   $(0.30)    $(0.30)

8. Discontinued Operation and Subsequent Event

   During the fourth quarter of 1998, the Company decided to exit its Styrotech machine manufacturing business which builds equipment that is used to apply polyester sleeve labels. The operations of the Styrotech business have been presented as a discontinued operation and, accordingly, the consolidated financial statements have been reclassified for all periods presented. The estimated loss on disposal of $1,209,000 includes $150,000 operating losses during the 1999 phase-out period. The Company is actively marketing the sale of Styrotech.

   The operating results of the discontinued operation are summarized below:

                                                           1998    1997   1996
                                                          ------  ------ ------
      Revenues........................................... $1,909  $3,971 $5,404
      Income (loss) from operations......................   (585)    149    700
      Income taxes (benefit).............................   (149)     51    238
      Net income (loss).................................. $ (436) $   98 $  462

   Net assets of the discontinued operation, which are included in other assets, are summarized below:

                                                                 1998     1997
                                                                -------  ------
      Accounts Receivable...................................... $   273  $  234
      Inventories..............................................   1,134   2,015
      Other Assets.............................................      11     --
      Property, Plant & Equipment..............................      48      78
      Other Liabilities........................................    (149)   (338)
      Estimated loss on disposal...............................  (1,209)    --
                                                                -------  ------
      Net assets............................................... $   108  $1,989
                                                                =======  ======

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      Director      Principal Occupation for Last Five Years
   Name of Director    Since   Age              and Directorships
   ----------------   -------- --- ------------------------------------------
 G. Kenneth Baum (1).   1998    68 Chairman of the Board of George K. Baum
                                   Group, Inc., an investment company in
                                   Kansas City, Missouri, since May 1994.
                                   Chairman of the Board of George K. Baum &
                                   Company, an investment banking firm, from
                                   April 1982 until May 1994. Mr. Baum is
                                   also a Director of H&R Block, Inc., Unitog
                                   Company and Interstate Bakeries
                                   Corporation.

 Leo Benatar (1).....   1998    69 Chairman of the Board of the Company since
                                   August 1998. Associated consultant for A.
                                   T. Kearney, Inc. and Principal of Benatar
                                   & Associates from June 1996 to present.
                                   Chairman of the Board of Engraph, Inc. (a
                                   subsidiary of Sonoco Products Company) and
                                   Senior Vice President of Sonoco Products
                                   Company from October 1993 until May 1996.
                                   Chairman and Chief Executive Officer of
                                   Engraph, Inc. from 1981 until October
                                   1993. Mr. Benatar is a Director of
                                   Interstate Bakeries Corporation, Johns
                                   Manville Corporation, Mohawk Industries,
                                   Inc., PAXAR Corporation, and Aaron Rents,
                                   Inc. and was the Chairman and a Director
                                   of the Federal Reserve Bank of Atlanta
                                   until January 1996.

 John T. Carper......   1998    47 President of the Company since March 1998
                                   and Chief Financial Officer since November
                                   1998. Senior Vice President of Finance and
                                   Chief Financial Officer of Sealright Co.,
                                   Inc. from May 1996 to June 1998. From May
                                   1994 to June 1996, Mr. Carper was Vice
                                   President-Finance and Chief Financial
                                   Officer of Sealright Co., Inc. From July
                                   1989 to May 1994, he was a partner with
                                   KPMG LLP, independent public accountants.


                          Director       Principal Occupation for Last Five
     Name of Director      Since   Age         Years and Directorships
     ----------------     -------- --- --------------------------------------
 D. Patrick Curran (2)...   1998    54 Chairman of the Board and President of
                                       Curran Companies, a manufacturer and
                                       supplier of specialty chemicals, since
                                       August 1979. Mr. Curran is also a
                                       Director of Unitog Company, Applebee's
                                       International, Inc. and American
                                       Safety Razor Co.

 N. Brian Stevenson......   1998    54 Chief Executive Officer of the Company
                                       since September 1998. Executive Vice
                                       President and Chief Operating Officer
                                       of Huntsman Packaging Corporation from
                                       January 1992 to September 1998.

 Charles A. Sullivan.....   1998    63 Chairman of the Board of Interstate
                                       Bakeries Corporation since May 1991.
                                       President and Chief Executive Officer
                                       of Interstate Business Corporation
                                       since March 1989. Mr. Sullivan is a
                                       Director of UMB Bank, n.a. and The
                                       Andersons, Inc.

 William D. Thomas (1)(2)   1998    55 Sr. Managing Director of George K.
                                       Baum Merchant Banc LLC since May 1996,
                                       President of George K. Baum Group,
                                       Inc. since May 1994. Vice Chairman of
                                       George K. Baum & Company from June
                                       1991 until May 1994. Mr. Thomas is
                                       also a Director of Unitog Company.

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

Board Committees and Director Meetings

   The Board of Directors of the Company held seven meetings during 1998. No Director standing for election at the Annual Meeting attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of the Board on which he served during 1998.

   The Compensation Committee held two meetings during 1998. The primary function performed by the Compensation Committee was the recruitment of and negotiation of the compensation plans for the new Chief Executive Officer and Chairman of the Board, the administration of the JPS Packaging 1998 Long-Term Compensation Plan (the "Long-Term Plan") and the overall administration of the Company's compensation program.

   The Audit Committee held one meeting during 1998. The functions performed by the Audit Committee are the review of significant financial information of the Company, ascertainment of the existence of an effective accounting and internal control system, oversight of the audit function and recommendation of the appointment of the independent public accountants of the Company.

   The Company does not have a standing Nominating Committee.

Compensation of Directors

   Each non-officer Director is paid $5,000 annually, plus $500 for each meeting of the Board of Directors and $500 for each meeting of its committees which he attends. During the fiscal year 1998, the Company paid a total of $10,500 in Directors' fees. Mr. Benatar, Mr. Stevenson, and Mr. Carper do not receive any fees for attendance at the meetings.

   The Long-Term Plan provides that the Compensation Committee is authorized
(i) to grant stock options that qualify as "Incentive Stock Options" under
Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) to grant stock options that do not so qualify. The option price for any stock options shall not be less than 100% of the fair market value of the Company's common stock on the date of grant. No stock options may be exercised more than ten years after its date of grant. In the case of Incentive Stock Options, the aggregate fair market value of the shares with respect to which options are exercisable for the first time by any recipient during any calendar year cannot, under present tax rules, exceed $100,000. During the fiscal year 1998, each of the non-employee Directors was granted options for 6,250 shares of the Company's common stock.

Compensation Committee Interlocks

   The Compensation Committee consists of G. Kenneth Baum, Leo Benatar and William D. Thomas. There are no Compensation Committee interlocks with other companies.

                              EXECUTIVE OFFICERS

   In addition to those executive officers listed in the foregoing table of directors, the Company's other executive officers as of March 20, 1999 are as follows:

 Executive Officers  Age        Principal Occupation for Last Five Years
 ------------------  --- ------------------------------------------------------
 Edwin W. Stranberg.  48 Senior Vice President of Operations of the Company
                         since November 1998. From January 1992 to November
                         1998, Mr. Stranberg was Vice President of Huntsman
                         Packaging Corporation.

 A. Lawrence Walton.  54 Senior Vice President of Business Development and
                         Marketing of the Company since September 1998. From
                         July 1998 to September 1998, Mr. Walton was Vice
                         President of Sales of the Company. From September 1996 to June 1998, he was Vice President of Food and Beverage Sales, Sealright Co., Inc. From February 1996 to August 1996, he was Vice President of Research and Development of Sealright Co., Inc. Mr. Walton was Vice
                         President of Marketing and Technical Services of the San Leandro facility of the Company from June 1994 to February 1996. From July 1991 to June 1994, he was
                         Vice President of Marketing and Sales of Glenroy,
                         Inc., a flexible packaging company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer. The Company had no other executive officer whose salary and bonus exceeded $100,000 determined as of 1998, 1997 and 1996.

           Annual Compensation                 Long-Term Compensation
           --------------------         -------------------------------------
                                               Awards             Payouts
                                        --------------------- ---------------
                                 Other                                  All
                                Annual  Restricted Securities          Other
Name and                        Compen-   Stock    Underlying  LTIP   Compen-
Principal       Salary   Bonus  sation   Award(s)   Options   Payouts sation
Position   Year   ($)     ($)     ($)      ($)        (#)       ($)     ($)
---------  ---- ------   -----  ------- ---------- ---------- ------- -------
N. Brian   1998 $75,592 $70,000 $1,563     none     200,000    none    none
Stevenson  1997   n/a     n/a     n/a      n/a        n/a       n/a     n/a
CEO        1996   n/a     n/a     n/a      n/a        n/a       n/a     n/a

Option Grants in Last Fiscal Year

   The following table summarizes options granted during 1998 pursuant to the Long-Term Plan:

                                                                              Potential
                                                                         realizable value at
                                                                           assumed annual
                                                                           rates of stock
                                                                         price appreciation
                          Individual Grants                                for option term
                    -----------------------------                        -------------------
                       Number of     Percent of
                      securities    total options
                      underlying     granted to   Exercise or                                 Grant date
                    options granted employees in  base price  Expiration                     present value
       Name               (#)        fiscal year    ($/Sh)       date     5% ($)   10% ($)        ($)
       ----         --------------- ------------- ----------- ---------- -------- ---------- -------------
N. Brian Stevenson      200,000          55%         4.06      9-14-08   $432,000 $1,100,000     none
CEO

All options were granted with an exercise price equal to the greater of the closing price for the Company's common stock on the date of grant, as reported on the NASDAQ National Market System or $4.00. Except in the event of death, disability or retirement, if any of the named executive officers ceases to be employed by the Company, his options shall terminate immediately. Upon a merger or consolidation in which the Company is not the surviving corporation, all options outstanding shall become vested and exercisable immediately prior to such merger or consolidation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table summarizes the net value realized on the exercise of options in 1998, and the value of the outstanding options at December 31, 1998, for the Chief Executive Officer.

                                              Number of securities      Value of unexercised
                           Shares            underlying unexercised     in-the-money options
                          acquired           options at fiscal year-     at fiscal year end
                             on     Value            end (#)                     ($)
                          exercise Realized ------------------------- -------------------------
        Name                (#)      ($)    Exercisable Unexercisable Exercisable Unexercisable
        ----              -------- -------- ----------- ------------- ----------- -------------
N. Brian Stevenson, CEO.    -0-      -0-        -0-        200,000       $-0-         $-0-

JPS Packaging Company Savings Plan

   The JPS Packaging Savings Plan (the "JPS Savings Plan") is a defined contribution plan which is intended to be a 401(k) plan. All employees of the Company not covered by a collective bargaining agreement are eligible for participation in the JPS Savings Plan.

   Participants in the JPS Savings Plan may elect to have up to fifteen percent of their pre-tax compensation (up to a maximum of $10,000 per year) and seven percent of their after-tax compensation contributed to the JPS Savings Plan. For employees who have completed one year of service, the Company will match fifty percent of each participant's pre-tax contribution, but only to the extent that the participant's contribution does not exceed five percent of compensation. Total contributions for a participant are currently limited by Federal law to the lesser of twenty-five percent of such participant's compensation or $30,000 per year. A participant's election deferrals will be vested from the time made. The Company's matching contributions will vest at the rate of twenty percent for each of the participant's first five years of service and will be fully vested after five years of employment or upon retirement, disability or death.

   In addition to the Company's matching contributions, the Company may contribute additional amounts determined by the Compensation Committee in its sole discretion, which amounts will be allocated to each participant's account in the proportion that such participant's compensation bears to the total compensation of all participants for that plan year. These additional Company contributions vest in the same manner as the Company matching contributions.

JPS Packaging 1998 Long-Term Compensation Plan

   The Long-Term Plan, administered by the Compensation Committee, provides for granting of stock options, restricted stock, performance shares and performance units payable to employees of the Company, including the Company's Directors and executive officers. Under the Long-Term Plan, the Compensation Committee has sole discretion to determine those employees eligible to receive awards and the amount and type of awards. Grants of awards to Directors of the Company must be authorized by the Board of Directors.

   The maximum number of shares of the Company's common stock subject to award will be 550,000. No more than 55,000 shares may be issued pursuant to restricted stock awards under the Long-Term Plan. Terms and conditions will be set forth in written agreements, the terms of which will be consistent with the Long-Term Plan.

   Under the Long-Term Plan, the Compensation Committee is authorized (i) to grant stock options that qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) to grant stock options that do not so qualify. The option price for any stock options shall not be less than 100% of the fair market value of the Company's common stock on the date of grant. No stock options may be exercised more than ten years after its date of grant. In the case of Incentive Stock Options, the aggregate fair market value of the shares with respect to which options are exercisable for the first time by any recipient during any calendar year cannot, under present tax rules, exceed $100,000. The Compensation Committee has discretion to determine the treatment of awards under the Long-Term Plan in the event of a change in ownership or a change in control of the Company.

Employment Agreement

   Mr. Stevenson entered into an employment agreement with the Company effective September 14, 1998. Under the agreement, Mr. Stevenson is entitled to an annual base salary of $250,000, subject to annual adjustment by the Compensation Committee. Mr. Stevenson is also entitled to receive an annual incentive compensation bonus in an amount up to his annual base salary as determined by the Compensation Committee. Upon commencement of his employment Mr. Stevenson received a bonus of $75,000. Mr. Stevenson was also granted options to purchase 200,000 shares of the Company's common stock which vests over a period of five years from September 14, 1998 (the "Date of Grant"), ten percent of which must be exercised or lost each year over a ten year period, subject to certain restrictions, at an exercise price equal to $4.0625 per share. In addition, Mr. Stevenson will be granted options to purchase 25,000 shares of the Company's common stock in each of the calendar years ending 1999 and 2000, if certain financial targets are met. If Mr. Stevenson's employment is terminated without cause or if he resigns for good reason, he is entitled to receive one year's current base salary in twelve equal payments. All stock options awarded to Mr. Stevenson will vest immediately upon a termination of his employment without cause, due to his disability, his resignation for good reason or upon a change of control (as defined in his employment agreement).

COMPENSATION COMMITTEE REPORT

   The Compensation Committee consists of the Chairman of the Board of Directors and two non-employee Directors. It recommends to the full Board of Directors the compensation of the Chief Executive Officer. The Compensation Committee also approves and monitors the Executive Incentive Plan ("EIP"), Key Management Incentive Plan, Sales Management Incentive Plan and Sales Account Managers Incentive Plan, and it administers the Long-Term Plan. The Compensation Committee's report for fiscal 1998 is set forth below.

Compensation Philosophy

   The Compensation Committee believes that it is in the best interest of the stockholders of the Company to attract, retain and motivate dedicated and talented management personnel by offering a competitive compensation package that maintains an appropriate relationship between compensation and the creation of stockholder value. The general philosophy of the Compensation Committee is to integrate (i) reasonable levels of annual base salary, (ii) annual incentive bonus awards based upon achievement of short-term corporate and individual performance goals such that management compensation levels will be higher in years in which performance goals are achieved or exceeded, and
(iii) equity-based grants to ensure that management has a continuing stake in the long-term success of the Company in return of value to its stockholders.

Base Salary

   Base salary ranges are established each year for each executive position based primarily on a review of salaries offered by other manufacturing companies with revenues comparable to the Company for positions with comparable responsibilities. The Compensation Committee may utilize external salary surveys to establish base salaries in reference to comparable manufacturing companies but has not yet undertaken or commissioned such a survey. The Compensation Committee expects executive salaries each year to be based upon job performance and results achieved, potential for future responsibilities, and the overall financial performance of the Company.

Annual Incentive Compensation

   Incentive compensation is based on Company and individual performance, with overall Company financial performance as the team measurement, and quantitative goals as the measurement for individual performance. EBITDA is currently used to measure the Company's financial performance. The EIP adopted for 1998 set EBITDA targets which were not achieved, and thus executive bonuses were not paid for 1998.

Equity-Based Grants

   Individual stock options have been granted under the Long-Term Plan to the Chairman of the Board and each of the other executive officers. The selection of the participants, allotment of shares, exercise price, determination of the vesting schedule and other conditions are established by the Compensation Committee. While there is no explicit formula for deciding specific stock option grants, the Chief Executive Officer and two other executive officers have been advised that they may receive additional option grants based upon the Company's performance in 1999 and 2000. In awarding options, the Committee also evaluates the recipient's ability to influence the Company's long-term growth and profitability as well as the number of options previously granted to the recipient.

CEO Compensation

   Mr. Stevenson was employed by the Company effective September 14, 1998, and the terms of his employment agreement were negotiated by the Compensation Committee. Under the terms of his employment agreement, his annual base salary will be reviewed annually and he will participate in the EIP approved by the Compensation Committee. The number of options granted upon commencement of his employment and for the years 1999 and 2000 were set in his employment agreement.

Deductibility of Compensation Expenses

   Under the Omnibus Budget Reconciliation Act of 1993 the Company is not allowed a tax deduction for compensation paid in excess of $1 million to any officer listed in the Summary Compensation Table, subject to certain exceptions. The Committee did not consider this restriction in setting executive compensation because in no case does compensation subject to the limitation paid to any executive approach the $1 million limit.

Summary

   The Compensation Committee believes that the executive officers of the Company are dedicated to achieving significant improvements in long-term financial performance and that the compensation policies and programs contribute to achieving this focus.

   The Compensation Committee Report is submitted by:

                                G. Kenneth Baum
                                  Leo Benatar
                               William D. Thomas

COMPANY PERFORMANCE

   The following graph shows a comparison of cumulative total returns for the Company as of December 31, 1998, the NASDAQ Composite and an index of peer companies selected by the Company.

 Comparison of Cumulative Total Return for Fiscal Year Ended December 31, 1998
           (JPS Packaging Company, NASDAQ Composite, and Peer Group)
                                  in Dollars

                                    [GRAPH]

                                                  July 1, 1998 December 31, 1998
                                                  ------------ -----------------
      The Company................................    100.00          83.33
      NASDAQ.....................................    100.00          92.76
      Peer Group.................................    100.00         117.16

   The total cumulative return on investment (change in the year-end stock price plus dividends reinvested at the ex-dividend date) for the fiscal year ended December 31, 1998 for the Company, the peer group and the NASDAQ Composite is based on the stock prices at the end of the fiscal year 1998, assuming a $100 investment. The graph, prepared by the Media General Financial Services, Inc., compares the performance of the Company with that of the NASDAQ Composite and peer companies selected by the Company with the investment weighted at the beginning of the period based on market capitalization.

   The peer group consists of the following companies: Bemis Company, Inc., Sonoco Products Company, Liqui-Box, Inc. and ACX Technologies, Inc. The peer group was approved by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF JPS PACKAGING COMMON STOCK

Amount and Nature of Beneficial Ownership

   The following table sets forth with respect to the Company's common stock as of December 31, 1998: (i) the only persons known to be beneficial owners of more than five percent of the Company's voting common stock; (ii) the number of shares beneficially owned by each current Director and nominee; (iii) the number of shares beneficially owned by the executive officer named on the "Summary Compensation Table" set forth herein; (iv) the number of shares beneficially owned by all directors and executive officers as a group.

Name and Address                                 Amount and Nature of   Percent
of Beneficial Owner                             Beneficial Ownership(1) of Class
-------------------                             ----------------------- --------
G. Kenneth Baum...............................         1,866,137(2)(3)    33.6%
120 West 12th Street
Kansas City, MO 64105
William D. Thomas.............................         1,694,930(3)(4)    30.5%
120 West 12th Street
Kansas City, MO 64105
George K. Baum Group, Inc. ...................         1,488,100(5)       26.9%
120 West 12th Street
Kansas City, MO 64105
Leo Benatar...................................            45,500(6)          *
N. Brian Stevenson............................            22,000             *
John T. Carper................................            27,762(7)          *
Charles A. Sullivan...........................            11,230(8)          *
D. Patrick Curran.............................             7,230(9)          *
Edwin W. Stranberg............................             5,000             *
A. Lawrence Walton............................             1,628             *
Directors and Executive Officers as a Group (9         2,193,317          39.5%*
Persons)......................................

--------
* Percentages do not exceed 1% of the issued and outstanding shares of common stock. Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Nature of beneficial ownership of securities is direct unless indicated otherwise by footnote. Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.
(1) Includes 371,787 shares held indirectly by Mr. Baum, as trustee of a revocable trust established by him, and 6,250 shares issuable pursuant to options which are currently exercisable by Mr. Baum.
(2) Includes 1,488,100 shares owned by George K. Baum Group, Inc. ("Group"). Mr. Baum and Mr. Thomas are each officers and directors and have shared voting and investment power over these shares. Mr. Baum is also a shareholder of Group.
(3) Includes 150,480 shares held by Mr. Thomas as trustee of a revocable trust established by him, 50,000 shares held by his spouse as trustee of a revocable trust established by her, 100 shares held by his spouse as custodian for their children, in which he disclaims beneficial ownership and 6,250 shares issuable pursuant to options which are currently exercisable by Mr. Thomas.
(4) Excludes shares owned by officers and employees of Group and its subsidiaries.
(5) Includes 5,500 shares held directly by Mr. Benatar and, 40,000 shares issuable pursuant to options which are currently exercisable by him.
(6) Includes 24,962 shares held directly by Mr. Carper and 2,800 shares held indirectly by Mr. Carper as trustee of an irrevocable trust.
(7) Includes 6,250 shares issuable pursuant to options which are currently exercisable by Mr. Sullivan.
(8) Includes 6,250 shares issuable pursuant to options which are currently exercisable by Mr. Curran.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers to file with the Securities Exchange Commission ("SEC") and The NASDAQ Stock Market initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Directors and executive officers are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during 1998 all Section 16(a) filing requirements applicable to its Directors and executive officers were complied with.

   Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than 10% of the Company's outstanding common stock ("Reporting Persons"), to file reports of ownership and changes in ownership on Form 3, 4, and 5 with the Securities and Exchange Commission. The Company believes that during the preceding year all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

   The Company's Directors, G. Kenneth Baum and William D. Thomas, have certain affiliations with George K. Baum & Company ("GKB"), one of the Company's financial advisors. Mr. Baum is an employee and Mr. Thomas is a Vice President of GKB, and both Mr. Baum and Mr. Thomas are affiliated with George
K. Baum Group, Inc., which holds 1,488,100 shares of the Company's common stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements

   The Company's financial statement, prepared in accordance with Regulation S-X, including statements of operations, cash flow, and stockholders' equity, for the three fiscal periods ended December 31, 1997, 1996, and 1995, and balance sheets as of December 31, 1997 and 1996, and related notes and the independent auditors' opinion thereon are included under Item 8.

       (2) Financial Statement Schedules

   No financial statement schedules are required to be included in this Annual Report by the Securities and Exchange Commission's current regulations.

       (3) Exhibits

     Exhibit
     Number  Description
     ------- -----------
      3 (a)  Amendment to Certificate of Incorporation, as amended, of the
             Registrant (Incorporated by reference from Exhibit 3.1(c) to Form
             S-4 dated June 9, 1998)

      3 (b)  Amended and Restated Bylaws dated April 22, 1998 (Incorporated by reference from Exhibit 3.2 to Form S-4 dated June 9, 1998)
      4 (a)  Specimen Common Stock Certificate (Incorporated by reference from
             Exhibit 4.1 to Form S-4 dated June 9, 1998)
      4 (b)  Credit Agreement with Harris Trust and Savings Bank, dated June
             30, 1998, for a $15 million line of credit, filed herewith
     10 (a)  Long-Term Compensation Plan of JPS Packaging Company, effective
             May 4, 1998 (Incorporated by reference from Exhibit 10.2 to Form
             S-4 dated June 9, 1998)
     10 (b)  JPS Packaging Company Savings Plan, effective July 1, 1998, filed herewith
     10 (c)  Employment Agreement with N. Brian Stevenson, effective September
             14, 1998, filed herewith
     10 (b)  JPS Packaging Company Savings Plan, effective July 1, 1998, filed herewith.
     21      Subsidiaries of the registrant (Incorporated by reference from
             Exhibit 21.1 to Form S-4 dated June 9, 1998)
     27      Financial Data Schedule