Form 10-Q
period 1999-03-31
JPS PACKAGING CO
filed 1999-05-10
CIK 1060753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 1999
                        Commission file number 0-24415
                                               -------

                             JPS Packaging Company
            (Exact name of registrant as specified in its charter)


              Delaware                                   31-1311495
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                        4200 Somerset Drive, Suite 208
                          Prairie Village, KS  66208
                                 913-381-0008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                (1) Yes [X]   No [ ]      (2) Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, [X]

As of March 31, 1999 there were 5,552,705 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY

                                   FORM 10-Q
                                March 31, 1999



                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                             INTRODUCTORY COMMENTS
                             ---------------------

     The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is recommended that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed March 30, 1999 on Form 10-K for the year ended December 31, 1998.

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             Three Months           Three Months
                                                                 Ended                  Ended
                                                            March 31, 1999         March 31, 1998
                                                            --------------         --------------
Net Sales                                                          $20,713                $20,012
Cost of Goods Sold                                                  18,297                 18,422
                                                            --------------         --------------
   Gross Profit                                                      2,416                  1,590

Selling, General and Administrative Expenses                         2,400                  3,120
                                                            --------------         --------------
Operating Income (Loss)                                                 16                 (1,530)
Interest Income (Expense), Net                                          20                      -
                                                            --------------         --------------
Income (Loss) from Continuing Operations Before
   Income Taxes                                                         36                 (1,530)
Income Taxes (Note 2)                                                    -                   (546)
                                                            --------------         --------------
   Income (Loss) from Continuing Operations                             36                   (984)

   Loss from Discontinued Operation, net of tax                          -                   (168)
                                                            --------------         --------------
       Net Income  (Loss)                                          $    36                $(1,152)
                                                            ==============         ==============

Net Income (Loss) Per Share From Continuing Operations:
   Basic and Diluted                                               $  0.01                $ (0.18)
Net Income (Loss) Per Share
   Basic and Diluted                                               $  0.01                $ (0.21)

Average Number of Common Shares Outstanding                          5,553                  5,539

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                       (In thousands, except share data)

                                    ASSETS


                                              March 31, 1999      December 31, 1998
                                              --------------      -----------------
                                               (Unaudited)
CURRENT ASSETS
    Cash and equivalents                             $     1                $ 2,414
    Accounts receivable                               12,776                  9,803
    Inventories (Note 3)                              12,069                  9,535
    Other current assets.                                302                    424
    Current deferred income taxes                        369                    369
                                              --------------      -----------------
       Total current assets                           25,517                 22,545

     Property, plant and equipment                    68,363                 67,464
         Less:  Accumulated depreciation              40,316                 39,110
                                              --------------      -----------------
     Property, plant and equipment, net               28,047                 28,354

OTHER ASSETS
     Goodwill, net                                     2,277                  2,350
     Prepaid pension                                     471                    471
     Other                                               358                    456
                                              --------------      -----------------
        Total other assets                             3,106                  3,277
                                              --------------      -----------------
             Total Assets                            $56,670                $54,176
                                              ==============      =================

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                       (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 1999          December 31, 1998
                                                                ----------------------    -----------------------
                                                                      (Unaudited)

CURRENT LIABILITIES
     Bank overdrafts                                                           $ 1,378                    $     -
     Accounts payable                                                            5,835                      3,986
     Accrued customer rebates                                                      923                      1,476
     Accrued vacation                                                              741                        681
     Other accrued liabilities                                                   1,895                      2,171
                                                                ----------------------    -----------------------
        Total current liabilities                                               10,772                      8,314

     Deferred income taxes                                                       3,960                      3,960
                                                                ----------------------    -----------------------
        Total liabilities                                                       14,732                     12,274

STOCKHOLDERS' EQUITY (Note 1 and 6)
     Common stock, par value $0.01, 15,000,000 shares                               56                         56
      authorized;  5,552,705 shares issued and
      outstanding at March 31, 1999 and December 31, 1998
     Preferred stock, par value $0.01, 1,000,000 shares                              -                          -
      authorized;  none outstanding
     Additional paid-in capital                                                 47,744                     47,744
     Retained earnings (deficit)                                                (5,862)                    (5,898)
                                                                ----------------------    -----------------------
     Total stockholders' equity                                                 41,938                     41,902
                                                                ----------------------    -----------------------
          Total Liabilities and Stockholders' Equity                           $56,670                    $54,176
                                                                ======================    =======================

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                       MARCH 31, 1999 AND MARCH 31, 1998
                                 (In thousands)
                                  (Unaudited)

                                                                                        Three Months               Three Months
                                                                                            Ended                      Ended
                                                                                       March 31, 1999             March 31, 1998
                                                                                    --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                                     36                     (1,152)
Adjustments To Reconcile Net Income (Loss) to Net Cash
     Provided (Used) by Operating Activities:
Loss from Discontinued Operations                                                                      -                       (168)
Depreciation and Amortization                                                                      1,280                      1,319
Deferred Income Taxes                                                                                  -                        150
Changes in Assets and Liabilities:
     Accounts Receivable, Net                                                                     (2,973)                     1,866
     Inventories                                                                                  (2,534)                      (284)
     Accounts Payable                                                                              1,848                        455
     Other                                                                                          (619)                    (1,489)
                                                                                    --------------------       --------------------
Net Cash Provided (Used) by Continuing Operations                                                 (2,962)                       697
Net Cash Provided by Discontinued Operation                                                           70                        349
                                                                                    --------------------       --------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                  (2,892)                     1,046

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                                             (899)                      (358)
   Proceeds from Disposal of Assets                                                                    -                         21
                                                                                    --------------------       --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (899)                      (337)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdrafts                                                                     1,378                          -
   Distributions To Parent, Net                                                                        -                       (753)
                                                                                    --------------------       --------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                   1,378                       (753)
                                                                                    --------------------       --------------------

Net Decrease In Cash                                                                              (2,413)                       (44)
CASH, Beginning of Period                                                                          2,414                        333
                                                                                    --------------------       --------------------
CASH, End of Period                                                                                    1                        289
                                                                                    ====================       ====================

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest                                                                                               -                          -
Income Taxes                                                                                           -                          -

                             JPS PACKAGING COMPANY

                                MARCH 31, 1999

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

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES

     The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1998. Consistent with such Annual Report, financial information for 1998 has been restated to present the Raleigh, North Carolina machine manufacturing business as a discontinued operation.

     Net income (loss) per share for period ended March 31, 1998 is based on the number of common shares issued in connection with the reorganization.

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998, however the Company had no items that would be considered components of other comprehensive income.

NOTE 3 - INVENTORIES

     Inventories are stated at lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Certain machine parts and supplies inventories are carried at first-in, first-out (FIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at March 31, 1999 and December 31, 1998 were:

                                                      (In thousands)
                                                 ------------------------
                                                 March 31,   December 31,
                                                   1999          1998
                                                 ---------   ------------
Inventories carried on LIFO basis
  Raw materials                                    $ 4,644         $3,666
  Work in process                                    2,872          2,211
  Finished goods                                     4,084          3,189
                                                 ---------   ------------
    Total FIFO basis                                11,600          9,066
  LIFO basis in excess of FIFO basis                   469            469
                                                 ---------   ------------
    Total LIFO basis                               $12,069         $9,535
                                                 =========   ============

     Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 1999, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ended March 31, 1999, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - INCOME TAXES

     The operations of the Company were historically included in the consolidated Federal income tax returns of Sealright. The policy of Sealright was to allocate consolidated Federal income tax expense to members of the affiliated group, including the Company, on a stand-alone basis. Subsequent to the spin off the Company files separate tax returns.

ITEM 2.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION


Results of Operations

Three months ended March 31, 1999 and March 31, 1998

     Net sales for the first quarter of 1999 were $20.7 million versus $20.0 million in the first quarter of 1998, an increase of approximately $.7 million, or 3.5%. Sales in the San Leandro facility were up approximately $1.5 million or 19% from first quarter 1998. The increase is attributable to both the addition of new customers and an increase in volume with existing customers. The increase in San Leandro was offset by a decline in sales in the Akron facility of 3%. This decrease was due primarily to the loss of three customers.

     Consolidated gross margin was $2.4 million for the first quarter of 1999 as compared to $1.6 million during the first quarter of 1998. The resulting gross margin was 11.7% of sales in 1999, an increase from 7.9% in 1998. Gross margin increased primarily due to material cost savings at both plants. Increased sales volume in the San Leandro facility combined with increased efficiency at both plants have also had a positive impact.

     Selling, general and administrative expenses (SG&A) were $2.4 million for the first quarter of 1999 as compared to $3.1 million during the first quarter of 1998. The major decrease in SG&A expense is attributable to the reduction in allocated corporate expense from Sealright. As a percentage of sales SG&A decreased from 15.6% in 1998 to 11.6% in 1999. Higher sales volume and reduced spending accounted for the decrease as a percentage of sales.

Liquidity and Capital Resources


  Net cash used by continuing operations was $3.0 million for the three months ended March 31, 1999 compared to cash provided of $697 thousand for the same time period in 1998. Cash was primarily used in the first quarter of 1999 to purchase raw materials and to carry receivables related to the increase in sales. The increase in sales in San Leandro and the seasonal increase in the soft drink industry created a need for higher inventory levels than at December 31, 1998.

  For the first three months of 1999, the Company had capital expenditures of $899 thousand for improvements to production related equipment and the purchase of computer hardware and software.

  The Company has historically relied on internally generated cash from operations as well as funding from Sealright. As a result of the separation from Sealright, the Company established a $15,000,000 credit facility with a bank, of which none was borrowed at March 31, 1999. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. At March 31, 1999, the Company had unused borrowing capacity of $14.8 million. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 275 basis points. Management believes that cash generated by operations and funds available under the revolving credit facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

  Pursuant to its debt agreement, the Company must comply with various financial covenants. As of March 31, 1999, the Company was in compliance with these financial covenants.


Discontinued Operation


  During the third quarter of 1998 the Company decided to exit its Styrotech machine manufacturing business. The Company has been seeking a buyer and at the end of March 1999 had an interested buyer who had signed a letter of intent.


Year 2000 Compliance


    The Company's information systems are not currently year 2000 compliant. Management estimates that it will cost approximately $350,000 to modify the information systems and become year 2000 compliant. The Company has expended approximately

$320,000 of which $95,000 was charged to operations in the first quarter of 1999. The Company is currently implementing and testing the necessary changes, and management believes the information systems should be year 2000 compliant by August 31, 1999. However, there can be no assurance that the information systems will be compliant prior to the beginning of year 2000 and could therefore have an adverse effect on the future financial results of the Company. The Company does not have a formal contingency plan in place should the information systems not be compliant prior to the beginning of year 2000, and will develop a contingency plan by September 30, 1999.

    The Company is currently in the process of determining whether its major suppliers are year 2000 compliant and will have a plan for those who are not compliant by September 30, 1999. The Company doesn't anticipate any problems in securing the necessary inventory for production as there are multiple vendors which can supply the necessary products.

New Accounting Pronouncements

    In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of SFAS No. 133 effective July 1, 1999. The Company does not expect implementation to have any effect on its financial statements.

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



                                            JPS PACKAGING COMPANY



Date:  April 20, 1999                       /s/ Brian Stevenson
                                            By:  Brian Stevenson
                                            CEO


Date:  April 20, 1999                       /s/ John T. Carper
                                            By:  John T. Carper
                                            President & CFO