Form 10-Q
period 1999-06-30
JPS PACKAGING CO
filed 1999-08-13
CIK 1060753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                      For the Quarter Ended June 30, 1999
                        Commission file number 0-24415
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
                                  913-381-0008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  (1) Yes [X] No [_]      (2) Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, [X]

As of June 30, 1999 there were 5,552,705 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY
                                   FORM 10-Q
                                 June 30, 1999

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
                             (In thousands, except per share data)
                                         (Unaudited)

                                           Three Months                                 Six Months
                                          Ended June 30                               Ended June 30
                                    1999                  1998                  1999                  1998
                                -------------        --------------        --------------         -------------
Net Sales                              20,502                22,246               $41,215               $42,258
Cost of Goods Sold                     18,354                20,047                36,651                38,469
                                -------------        --------------        --------------         -------------
     Gross Profit                       2,148                 2,199                 4,564                 3,789

Selling, General and
  Administrative Expenses               2,258                 3,942                 4,658                 7,062
Transaction Expense                         -                   689                     -                   689
                                -------------        --------------        --------------         -------------
Operating Loss                           (110)               (2,432)                  (94)               (3,962)
Interest Expense, Net                     (24)                    -                    (4)                    -
                                -------------        --------------        --------------         -------------
Loss from
  Continuing Operations
  Before Income Taxes                    (134)               (2,432)                  (98)               (3,962)
Income Tax Benefit (Note 2)                 -                  (842)                    -                (1,388)
                                -------------        --------------        --------------         -------------
   Loss from
   Continuing Operations                 (134)               (1,590)                  (98)               (2,574)
Discontinued Operations
 (net of tax):
  Loss from discontinued
   operation                                -                  (122)                    -                  (290)

   Gain on sale of
    discontinued operation                415                     -                   415                     -
                                -------------        --------------        --------------         -------------
       Net Income (Loss)                  281                (1,712)              $   317               $(2,864)
                                =============        ==============        ==============         =============


Net Loss Per Share From
 Continuing Operations:
   Basic and Diluted                   $(0.02)               $(0.29)               $(0.02)              $ (0.47)
Net Income (Loss) Per Share
    Basic and Diluted                  $ 0.05                $(0.31)               $ 0.05               $ (0.52)
Average Number of Common
 Shares Outstanding                     5,592                 5,539                 5,566                 5,539


         See accompanying notes to consolidated financial statements.

                            JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31,1998
                       (In thousands,except share data)

                                    ASSETS

                                                                      June 30, 1999            December 31, 1998
                                                                      -------------            -----------------
                                                                       (Unaudited)
CURRENT ASSETS
    Cash and equivalents                                               $         37             $          2,414
    Accounts receivable                                                      12,439                        9,803
    Inventories (Note 3)                                                     13,493                        9,535
    Other current assets.                                                       518                          424
    Current deferred income taxes                                               369                          369
                                                                       ------------             ----------------
       Total current assets                                                  26,856                       22,545

     Property, plant and equipment                                           69,059                       67,464
         Less:  Accumulated depreciation                                     41,349                       39,110
                                                                       ------------             ----------------
     Property, plant and equipment, net                                      27,710                       28,354

OTHER ASSETS
     Goodwill, net                                                            2,203                        2,350
     Prepaid pension                                                            464                          471
     Other                                                                      203                          456
                                                                       ------------             ----------------
        Total other assets                                                    2,870                        3,277
                                                                       ------------             ----------------
             Total Assets                                              $     57,436             $         54,176
                                                                       ============             ================

See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31,1998
                       (In thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30, 1999            December 31, 1998
                                                                     ---------------          -----------------
                                                                       (Unaudited)

CURRENT LIABILITIES
      Bank overdraft                                                  $          819           $              -
     Accounts payable                                                          6,043                      3,986
     Accrued customer rebates                                                    836                      1,476
     Accrued vacation                                                            856                        681
     Short term borrowing                                                        969                          -
     Other accrued liabilities                                                 1,734                      2,171
                                                                      --------------           ----------------
        Total current liabilities                                             11,257                      8,314

     Deferred income taxes                                                     3,960                      3,960
                                                                      --------------           ----------------
        Total liabilities                                                     15,217                     12,274

STOCKHOLDERS' EQUITY (Note 1 and 6)
     Common stock, par value $0.01, 15,000,000 shares                             56                         56
      authorized;  5,552,705 shares issued and
      outstanding at June 30, 1999 and December 31, 1998
     Preferred stock, par value $0.01, 1,000,000 shares                            -                          -
      authorized;  none outstanding
     Additional paid-in capital                                               47,744                     47,744
     Retained earnings (deficit)                                              (5,581)                    (5,898)
                                                                      --------------           ----------------
     Total stockholders' equity                                               42,219                     41,902
                                                                      --------------           ----------------
          Total Liabilities and Stockholders' Equity                  $       57,436           $         54,176
                                                                      ==============           ================

See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                        JUNE 30, 1999 AND JUNE 30, 1998
                                 (In thousands)
                                  (Unaudited)

                                                                   Six Months                   Six Months
                                                                      Ended                        Ended
                                                                  June 30, 1999                June 30, 1998
                                                               -------------------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  (Loss)                                                             317                       (2,864)
Adjustments To Reconcile Net Income (Loss) to Net Cash
     Provided (Used) by Operating Activities:
Loss from Discontinued Operations                                                -                          290
Gain on Sale of Discontinued Operation                                        (415)
Depreciation and Amortization                                                2,559                        2,555
Loss on Disposal of Equipment                                                   13                            -
Deferred Income Taxes                                                            -                          300
Changes in Assets and Liabilities:
     Accounts Receivable, Net                                               (2,635)                      (1,604)
     Inventories                                                            (3,958)                       1,021
     Accounts Payable                                                        2,055                          960
     Other                                                                    (435)                       1,318
                                                               -------------------          -------------------
Net Cash Provided (Used) by Continuing Operations                           (2,499)                       1,976
Net Cash Used by Discontinued Operation                                       (285)                        (576)
                                                               -------------------          -------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (2,784)                       1,400

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                     (1,783)                        (414)
   Proceeds from Disposal of Assets                                              -                           21
   Proceeds from Sale of Discontinued Operation                                402                            -
                                                               -------------------          -------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (1,381)                        (393)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in bank overdraft                                                    819                            -
   Net borrowing under credit line                                             969                        1,000
   Distributions To Parent, Net                                                  -                       (1,788)
                                                               -------------------          -------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             1,788                         (788)
                                                               -------------------          -------------------

Net Increase (Decrease) In Cash                                             (2,377)                         219
CASH AND CASH EQUIVALENTS, Beginning of Period                               2,414                          333
CASH AND CASH EQUIVALENTS, End of Period                                        37                          552
                                                               ===================          ===================
Supplemental Cash Flow Information:
Cash Paid During the Period for
   Interest                                                    $                15                            -
   Income Taxes                                                                  -                            -
Non-cash Investing Activities:
   Note Receivable from Disposal of Discontinued Operation     $               403                            -

See Accompanying Notes To Consolidated Financial Statements.

                             JPS PACKAGING COMPANY

                                 JUNE 30, 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements include the accounts of
JPS Packaging and its wholly owned subsidiary  (the Company).   The entity
operates facilities in San Leandro, California, and Akron, Ohio.

     On March 24, 1998, the Company was reorganized and incorporated as a Delaware corporation (the reorganization). The newly formed Company included the accounts of two former wholly owned subsidiaries of Sealright Co., Inc. (Sealright) and the accounts of a portion of Sealright and another subsidiary.

     The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES

     The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1998. Consistent with such Annual Report, financial information for 1998 has been reclassified to present the Raleigh, North Carolina machine manufacturing business as a discontinued operation.

     Net income (loss) per share for period ended June 30, 1998 is based on the number of common shares issued in connection with the reorganization.

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998, however the Company had no items that would be considered components of other comprehensive income.

NOTE 3 - INVENTORIES

     Inventories are stated at lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at June 30, 1999 and December 31, 1998 were:

                                                      (In thousands)
                                           ----------------------------------
                                               JUNE 30,         DECEMBER 31,
                                                 1999               1998
                                           ----------------   ---------------
Inventories carried on LIFO basis
   Raw materials                                    $ 5,985           $ 3,666
   Work in process                                    2,109             2,211
   Finished goods                                     4,930             3,189
                                           ----------------   ---------------
     Total FIFO basis                                13,024             9,066
   LIFO basis in excess of FIFO basis                   469               469
                                           ----------------   ---------------
      Total LIFO basis                              $13,493            $9,535
                                           ================   ===============

     Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 1999, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ended June 30, 1999, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

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

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1999 and June 30, 1998

  Net sales for the second quarter of 1999 were $20.5 million versus $22.2 million in the second quarter of 1998, a decline of approximately $1.7 million, or 7.7%. The decline in sales is attributed to the soft drink roll fed bottle label sales in the Akron facility. These sales were down over $2.0 million compared to the same quarter last year. Approximately 50% of this decline is considered to be temporary. An increase in sales in the San Leandro facility from new business and increased volume with existing customers helped to offset the decline in the soft drink roll fed bottle label business.

  Consolidated gross margin was $2.1 million for the second quarter of 1999 as compared to $2.2 million in 1998. The resulting gross margin was 10.5% of sales in 1999, an increase from 9.9% in 1998. The increase in gross margin is primarily due to reduction of overhead expenses in both plants.

  Selling, general and administrative expenses (SG&A) were $2.3 million for the second quarter 1999 as compared to $3.9 million during the first quarter of 1998. As a percentage of sales SG&A decreased from 17.7% in 1998 to 11.0% in 1999. In 1998 SG&A expense included $1.3 million in non-recurring expenses related to the separation from Sealright. Adjusting 1998 for these expenses the percentage of sales in 1998 is 11.8%. The major decrease in SG&A expense is attributable to the reduction in allocated corporate expense from Sealright.

Six months ended June 30, 1999 and June 30, 1998

  Net sales for the six months ended June 30, 1999 were $41.2 million versus $42.3 million during the same period in 1998, a decline of $1.1 million. The decrease is attributable to the decline in the Akron facility roll fed bottle label sales in the second quarter. Sales in the San Leandro facility have increased 13% from 1998 and partially offset the $2.0 million loss in soft drink roll fed bottle label sales.

Consolidated gross profit was $4.6 million for the six months ended June 30, 1999 compared to $3.8 million during 1998. The resulting gross margin was 11.1% in 1999, an increase form 9.0% in 1998. Increased sales volume in the San Leandro facility and decreased overhead spending in both plants have had a positive impact on the gross margin. Also, material cost savings at both facilities have contributed to an improved gross margin.

Selling, general and administrative expenses have decreased to $4.7 million in 1999 from $7.1 million in 1998. SG&A included $1.3 million of non-recurring SG&A expense in 1998. Adjusting for this item SG&A expense was down approximately 18.8% as a result of decreased corporate overhead.

Liquidity and Capital Resources

  Net cash used by continuing operations was $2.5 million for the six months ended June 30, 1999 compared to cash provided of $2.0 million for the same time period in 1998. Cash was primarily used in the first quarter of 1999 to purchase raw materials and to carry receivables related to the increase in sales at the San Leandro facility.

  For the first six months of 1999, the Company had capital expenditures of $1.8 million for improvements to production related equipment and the purchase of computer hardware and software.

  The Company has historically relied on internally generated cash from operations as well as funding from Sealright. As a result of the separation from Sealright, the Company established a $15,000,000 credit facility with a bank, of which $969,203 was borrowed at June 30, 1999. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. At June 30, 1999, the Company had unused borrowing capacity of $13.4 million. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 275 basis points. Management believes that cash generated by operations and funds available under the revolving credit facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

  Pursuant to its debt agreement, the Company must comply with various financial covenants. As of June 30, 1999, the Company was in compliance with these financial covenants.

Discontinued Operation

  In June 1999 the Company completed the sale of Styrotech, a machine manufacturing business, realizing cash proceeds of $402,000 and a note receivable of $402,000. The sale resulted in a $415,000 gain after accounting for receivables and liabilities retained by the Company.

Year 2000 Compliance

     The Company's information systems are not currently year 2000 compliant. Management believes final testing and implementation should be completed by August 31, 1999. The Company has expended approximately $320,000 of which $95,000 was charged to operations in the first six months of 1999, to modify the systems. The Company does not have a formal contingency plan in place should the information systems not be compliant prior to the beginning of year 2000, and will develop a contingency plan by September 30, 1999.

     The Company has determined that its major suppliers are year 2000 compliant or will be year 2000 compliant by December 31, 1999. Where necessary, alternative suppliers or other contingency plans are scheduled to be finalized by September 30, 1999.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which has been amended by SFAS No. 137. SFAS No. 137 changed the effective date of implementation from July 1, 1999 to January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of SFAS No. 133 effective January 1, 200l. The Company does not expect implementation to have any effect on its financial statements.

                          PART II - OTHER INFORMATION



Item 1.)  Legal Proceeding

               None

Item 2.)  Changes in Securities

               None

Item 3.)  Defaults Upon Senior Securities

               None

Item 4.)  Submission of Matters to a Vote of Securities Holders

          At the Company's annual meeting held April 26, 1999 shareholders were asked to vote on the election of directors and the appointment of independent auditors. The following results were recorded.

1.   Election of Directors

          The shareholders were asked to elect the following slate of existing directors to serve until their successors have been duly elected and qualified or until their death, resignation or removal from office. The nominees were G. Kenneth Baum, Leo Benatar, John T. Carper, D. Patrick Curran, N. Brian Stevenson, Charles A. Sullivan, and William D. Thomas. The directors group as a whole received at least 3,410,811 votes in favor, representing 61% of shares outstanding.

2.   Election of Independent Auditors

          The Shareholders were asked to appoint KPMG LLP as independent auditors of the Company for 1999. The proposal was approved with the following votes:

                    For         3,409,236
                    Against       101,963
                    Withheld          867

Item 5.)  Other Materially Important Events

               None

Item 6.)  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                  27 Financial Data Schedule

          (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the second quarter of 1999.

                       SALES OF UNREGISTERED SECURITIES

                                     None

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JPS PACKAGING COMPANY



Date: August 9, 1999                         /s/ Brian Stevenson
                                        By:  Brian Stevenson
                                        CEO

Date: August 9, 1999                         /s/ John T. Carper
                                        By:  John T. Carper
                                        President & CFO