Form 10-Q
period 1999-09-30
JPS PACKAGING CO
filed 1999-11-12
CIK 1060753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For the Quarter Ended September 30, 1999
                         Commission file number 0-24415
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

As of September 30, 1999 there were 5,555,205 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY
                                   FORM 10-Q
                               September 30, 1999

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months             Nine Months
                                                        Ended September 30,     Ended September 30,
                                                         1999        1998        1999        1998
                                                        -------     -------     -------     -------
Net Sales                                               $20,103     $18,034     $61,319     $60,292
Cost of Goods Sold                                       18,823      16,871      55,477      55,453
                                                        -------     -------     -------     -------
    Gross Profit                                          1,280       1,163       5,842       4,839

Selling, General and Administrative Expenses              2,054       2,062       6,709       9,124
Transaction Expense                                           -           -           -         689
                                                        -------     -------     -------     -------
Operating Loss                                             (774)       (899)       (867)     (4,974)
Interest Expense, Net                                        31          11          35          11
                                                        -------     -------     -------     -------
Loss from Continuing Operations Before Income Taxes        (805)       (910)       (902)     (4,985)
Income Tax Benefit (Note 5)                                   -           -           -      (1,426)
                                                        -------     -------     -------     -------
    Loss from Continuing Operations                        (805)       (910)       (902)     (3,559)
Discontinued Operations (net of tax):
    Loss from discontinued operation                          -        (155)          -        (445)
    Gain on sale of discontinued operation                    -           -         415           -
                                                        -------     -------     -------     -------
        Net Loss                                        $  (805)    $(1,065)    $  (487)    $(4,004)
                                                        =======     =======     =======     =======
Net Loss Per Share From Continuing Operations:
    Basic and Diluted                                   $ (0.14)    $ (0.16)     $(0.16)    $ (0.64)
Net Loss Per Share
    Basic and Diluted                                   $ (0.14)    $ (0.19)     $(0.09)    $ (0.72)
Average Number of Common Shares Outstanding               5,587       5,553       5,553       5,553


See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                       (In thousands, except share data)

                                     ASSETS

                                               September 30, 1999      December 31, 1998
                                               ------------------      -----------------
                                                  (Unaudited)
CURRENT ASSETS
    Cash and equivalents                            $    35                 $ 2,414
    Accounts receivable                              11,836                   9,803
    Inventories (Note 3)                             12,205                   9,066
    Other current assets                                784                     424
    Current deferred income taxes                       369                     369
                                                    -------                 -------
       Total current assets                          25,229                  22,076

     Property, plant and equipment                   69,851                  67,464
         Less:  Accumulated depreciation             42,559                  39,110
                                                    -------                 -------
     Property, plant and equipment, net              27,292                  28,354

OTHER ASSETS
     Goodwill, net                                    2,130                   2,350
     Prepaid pension                                    442                     471
     Other                                              443                     456
                                                    -------                 -------
        Total other assets                            3,015                   3,277
                                                    -------                 -------
             Total Assets                           $55,536                 $53,707
                                                    =======                 =======



See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                       (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30, 1999    December 31, 1998
                                                             ------------------    -----------------
                                                                 (Unaudited)
CURRENT LIABILITIES
    Bank overdraft                                                 $   981              $     -
    Accounts payable                                                 4,492                3,986
    Accrued customer rebates                                         1,149                1,476
    Accrued vacation                                                   753                  681
    Short term borrowing (Note 4)                                    1,000                    -
    Other accrued liabilities                                        2,245                2,171
                                                                   -------              -------
        Total current liabilities                                   10,620                8,314

    Deferred income taxes                                            3,835                3,835
                                                                   -------              -------
        Total liabilities                                           14,455               12,149

STOCKHOLDERS' EQUITY (Note 1)
    Common stock, par value $0.01, authorized 15,000,000
      shares; issued and outstanding 5,555,205 shares
      at September 30, 1999 and 5,552,705 shares at
      December 31, 1998                                                  -                    -
    Preferred stock, par value $0.01, authorized
      1,000,000 shares; none outstanding
    Additional paid-in capital                                      47,754               47,744
    Retained earnings (deficit)                                     (6,729)              (6,242)
                                                                   -------              -------
        Total stockholders' equity                                  41,081               41,558
                                                                   -------              -------
            Total Liabilities and Stockholders' Equity             $55,536              $53,707
                                                                   =======              =======



See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 (In thousands)
                                  (Unaudited)

                                                                                          Nine Months                Nine Months
                                                                                            Ended                       Ended
                                                                                         September 30,              September 30,
                                                                                             1999                       1998
                                                                                        ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                            (487)                    (4,004)
Adjustments To Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
Loss from Discontinued Operations                                                                      -                        445
Gain on Sale of Discontinued Operation                                                              (415)
Depreciation and Amortization                                                                      3,841                      3,878
Loss on Disposal of Equipment                                                                         16                         11
Deferred Income Taxes                                                                                  -                        263
Changes in Assets and Liabilities:
     Accounts Receivable, Net                                                                     (2,033)                     1,934
     Inventories                                                                                  (3,139)                     1,513
     Accounts Payable                                                                                506                      1,898
     Other                                                                                          (202)                      (133)
                                                                                        ----------------           ----------------
Net Cash Provided (Used) by Continuing Operations                                                 (1,913)                     5,805
Net Cash Used by Discontinued Operation                                                             (285)                       (41)
                                                                                        ----------------           ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                  (2,198)                     5,764

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                                           (2,574)                    (1,115)
   Proceeds from Disposal of Assets                                                                    -                         21
   Proceeds from Sale of Discontinued Operation                                                      402                          -
                                                                                        ----------------           ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (2,172)                    (1,094)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in bank overdraft                                                                          981                          -
   Net borrowing under credit line                                                                 1,000                          -
   Proceeds from exercise of stock options                                                            10                          -
   Distributions To Parent, Net                                                                        -                     (1,788)
                                                                                        ----------------           ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                   1,991                     (1,788)
                                                                                        ----------------           ----------------
Net Increase (Decrease) In Cash                                                                   (2,379)                     2,882

CASH AND EQUIVALENTS, Beginning of Period                                                          2,414                        333
                                                                                        ----------------           ----------------
CASH AND EQUIVALENTS, End of Period                                                                   35                      3,215
                                                                                        ================           ================
Supplemental Cash Flow Information:
Cash Paid During the Period for
   Interest                                                                                      $    52                          -
   Income Taxes                                                                                        -                          -
Non-cash Investing Activities:
   Note Receivable from Disposal of Discontinued Operation                                       $   403                          -



See accompanying notes to consolidated financial statements.

                             JPS PACKAGING COMPANY

                              SEPTEMBER 30, 1999

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

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES

     The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1998 with the exception of the change from the LIFO inventory method to FIFO (as more fully described in note 3 below). Consistent with such Annual Report, financial information for 1998 has been reclassified to present the Raleigh, North Carolina machine manufacturing business as a discontinued operation.

     Net income (loss) per share for period ended September 30, 1998 is based on the number of common shares issued in connection with the reorganization.

NOTE 3 - INVENTORIES

     Inventories are stated at lower of cost or market. The Company has elected to change to the FIFO (first-in, first-out) method of inventory valuation. Finished products, work in process and raw material inventories were previously valued using the LIFO (last-in, first-out) method. The Company believes the change to the FIFO method of inventory valuation will result in better matching of raw material cost to the selling price of finished goods and will also better reflect the current inventory value at period end dates. All previously reported results have been restated to reflect the application of this accounting change. Net loss previously reported for fiscal year 1996 was increased by $194,700 or $0.03 per share, net loss for 1997 was increased by $60,400 or $0.01 per share and in 1998 the net loss increased by $200,000 or $0.04 per share. The net loss for nine months ended September 30, 1998 was increased by $75,000 or $0.01 per share. The was no effect on the first and third quarter income and the effect on third quarter earnings was an increase of $75,000 or $0.01 per share. There was no effect for the interim periods in 1999. The effect on retained earnings for the period ended December 31, 1998 was a decrease of $344,000.

  Work in process and finished goods inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                                                (In thousands)
                                              -------------------------------------------------
                                                    September 30,             December 31,
                                                        1999                      1998
                                              -----------------------   -----------------------

   Raw materials                                              $ 5,187                    $3,666
   Work in process                                              2,336                     2,211
   Finished goods                                               4,682                     3,189
                                              -----------------------   -----------------------
      Total FIFO basis                                        $12,205                    $9,066
                                              =======================   =======================

NOTE 4 - SHORT TERM BORROWINGS

  The Company has a $15,000,000 credit facility which expires June 30, 2001, of which $1,000,000 was borrowed at September 30, 1999 and none in 1998. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. At September 30, 1999, the Company had unused borrowing capacity of $12.5 million. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 250 basis points.
  Pursuant to the debt agreement, the Company must comply with various financial convenants. During the third quarter 1999 the Company did not meet the quarterly EBITDA test and was granted a waiver for the period.

NOTE 5 - INCOME TAXES

  The operations of the Company were historically included in the consolidated Federal income tax returns of Sealright. The policy of Sealright was to allocate consolidated Federal income taxes to members of the affiliated group,
including the Company, on a stand-alone basis.   Subsequent to the spin off the
Company files separate tax returns.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations

Three months ended September 30, 1999 and September 30, 1998

  Net sales for the third quarter of 1999 were $20.1 million versus $18.0 million in the third quarter of 1998, an increase of approximately $2.1 million, or 11.5%. The increase is attributable to both new business and increased volume with existing customers. The total increase is offset by a decline of approximately $1 million in bottle label sales from 1998. The decline in bottle label sales is due primarily to a decline in the share of the beverage market held by the soft drink business. The Company expects the decline to be temporary.

  Consolidated gross margin was $1.3 million for the third quarter of 1999 as compared to $1.2 million in 1998. The resulting gross margin was 6.4% of sales in 1999 and 1998. Unprecedented increases in raw material prices, not yet passed through to customers, had a negative impact on the gross margin. The Company is committed to passing on price increases whenever possible considering the competitive pressures. In 1999 the gross profit percentage was also impacted by a less profitable product sales mix and start up expenses due to new product and customer scale up.

  Selling, general and administrative expenses (SG&A) were $2.1 million for the third quarter 1999 as compared to $2.1 million during the third quarter of 1998. As a percentage of sales SG&A decreased from 11.4% in 1998 to 10.2% in 1999.
The Company's efforts to reduce SG&A at the facility and corporate level have attributed to the constant level of expense from 1998 to 1999.

  Interest expense was $31,000 for the third quarter ended September 30, 1999 compared to $11,000 for 1998. Borrowing has increased from 1998 due to the increase in sales and the related increase in inventory and accounts receivable.

Nine months ended September 30, 1999 and September 30, 1998

  Net sales for the nine months ended September 30, 1999 were $61.3 million versus $60.3 million during the same period in 1998, an increase of $1.0 million. An increase in sales to new and existing customers helped offset a decline of $3.2 million in the bottle label sales. Approximately 70% of the decline in the bottle label sales is expected to be temporary and is attributable to the loss of the beverage market share held by the soft drink industry.

  Consolidated gross margin was $5.8 million for the nine months ended September 30, 1999 compared to $4.8 million during 1998. The resulting gross margin was 9.5% in 1999, an increase from 8.0% in 1998. Increased sales volume in the San Leandro facility and decreased overhead spending in both plants have had a positive impact on the gross margin.

  Selling, general and administrative expenses (SG&A) have decreased to $6.7 million in 1999 from $9.1 million in 1998. SG&A included $1.3 million of non-recurring SG&A expense in 1998. Adjusting for this item SG&A expense was down approximately 14% as a result of decreased corporate overhead.

  Interest expense was $35,000 for the nine months compared to $11,000 in 1998. Borrowing has increased primarily due to the increase in sales and the related increase in inventory and accounts receivable.

Liquidity and Capital Resources

  Net cash used by continuing operations was $1.9 million for the nine months ended September 30, 1999 compared to cash provided of $5.8 million for the same time period in 1998. Cash was used primarily in 1999 for inventory and receivables related to the increase in sales, and for increased capital expenditures. For the first nine months of 1999, the Company had capital expenditures of $2.6 million for improvements to production related equipment and the purchase of computer hardware and software.

  The Company has historically relied on internally generated cash from operations as well as funding from Sealright. As a result of the separation from Sealright, the Company established a $15,000,000 credit facility with a bank, of which $1,000,000 was borrowed at September 30, 1999. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. At September 30, 1999, the Company had unused borrowing capacity of $12.5 million. The initial interest rate is the prime rate of Harris Trust and Savings Bank or LIBOR plus 250 basis points. Management believes that cash generated by operations and funds available under the revolving credit facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

  Pursuant to its debt agreement, the Company must comply with various financial covenants. As of September 30, 1999, the Company was not in compliance with the quarterly EBITDA covenant and was granted a waiver. The Company is in the process of renegotiating amendments with the bank and expects a final agreement during the fourth quarter.

Discontinued Operation

  In June 1999, the Company completed the sale of Styrotech, a machine manufacturing subsidiary, realizing cash proceeds of $402,000 and a note receivable of $403,000. The sale resulted in a $415,000 gain after accounting for receivables and liabilities retained by the Company.

Year 2000 Compliance

    During the third quarter the Company completed final implementation and testing of it's information system and believes the system to be year 2000 compliant. The Company has expended approximately $320,000, of which $95,000 was charged to operations in the first nine months of 1999, to modify the systems.

    The Company's major suppliers have indicated they are year 2000 compliant or will be year 2000 compliant by December 31, 1999. Where necessary, alternative suppliers have been identified and will be used if problems should arise in purchasing necessary materials.

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

                    None

     Item 5.)  Other Materially Important Events

                    None

     Item 6.)  Exhibits and Reports on Form 8-K

               (a) Exhibits
                     18  Letter re Change in Accounting Principle
                     27  Financial Data Schedule

               (b) Reports on Form 8-K
                     No reports on Form 8-K were filed during the third quarter of 1999.



                       SALES OF UNREGISTERED SECURITIES

                                      None

                                  SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JPS PACKAGING COMPANY



     Date:  November 9, 1999            /s/ Brian Stevenson
                                   By:  Brian Stevenson
                                   CEO

     Date:  November 9, 1999            /s/ John T. Carper
                                   By:  John T. Carper
                                   President & CFO