Form 10-K
period 1999-12-31
JPS PACKAGING CO
filed 2000-03-15
CIK 1060753

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                     For the Year Ended December 31, 1999
                        Commission file number 0-24415

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

   As of February 25, 2000 there were 5,555,205 shares of Common Stock, $.01 par value, outstanding. On February 25, 2000, the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $10.9 million.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   JPS Packaging Company, the Registrant, together with its subsidiary, is referred to herein as the "Company". The Company operates in the packaging industry as a manufacturer and converter of flexible packaging and labeling products for use by customers in the food and beverage industry and other niche markets. The Company sells a broad variety of flexible packaging products, most of which are printed by the Company, to both domestic and foreign customers. The Company's labeling products for carbonated beverages, dairy beverages and juices are principally manufactured at its Akron, Ohio facility. The Company also manufactures and sells liquid novelty packaging, peelable lidding for single servings of pudding, gelatin and cultured dairy products, and pouch packaging for dried fruit and nut products, which are produced primarily at its San Leandro, California facility. These products collectively accounted for approximately 75% of the Company's fiscal 1999 sales. The Company also produces and sells a variety of other products, including packaging for single-serve condiments and film-based products for the medical and construction industries.

History

   The Company was originally incorporated in Ohio on November 1, 1990 and known as Sealright Manufacturing-East, Inc. On March 24, 1998, Sealright Manufacturing-East, Inc. was reincorporated in Delaware and thereafter changed its name to "JPS Packaging Company." Prior to July 1, 1998, the Company was a subsidiary of Sealright Co., Inc. ("Sealright"). On July 1, 1998 the Company ceased to exist as a subsidiary of Sealright.

Sources of Raw Materials

   The Company purchases raw materials from a variety of suppliers at competitive prices and aligns its operations with suppliers who lead the market in product innovation of packaging materials technology. The principal raw materials used by the Company are plastic, resin, film, paper, foil and ink. The Company has experienced little or no difficulty obtaining adequate supplies of raw materials. The Company is dependent on the market conditions for pricing and some of the raw materials can be subject to significant fluctuation.

Trademarks and Patents

   The Company's products are manufactured using processes covered by patents owned or controlled by the Company. The Company has domestic registered trademarks which are used in connection with both product names and distinctive designs. However, the Company views its business as one which is not primarily dependent on patent or trademark protection.

Customers

   The Company has relationships with numerous customers in each of its product categories. The Company has one customer (Constar International) which accounted for 11% of net sales in 1999. The loss of this customer, while not anticipated, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Sales and Backlog

   The Company does not have an accurate methodology to track backlog, and does not believe recorded sales backlog to be a significant factor in its business. Customers generally place annual orders in quantities covering demand for one to three months with shipments scheduled during that period.

Competition

   The flexible packaging industry includes several hundred competitors. Currently available trade and industry information indicates that the 10 largest flexible packaging companies account for approximately 40% of total industry sales in 1999. Competitors in this industry include Pechiney, Plastics Packaging, Bemis, Bryce, Lawson Mardon, Huntsman Packaging, Printpack, Reynolds Metals, and Sonoco Products, many of which are well capitalized and maintain a strong market presence in the various markets in which the Company competes. All of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have significant competitive advantages versus the Company.

Research and Development

   The Company is engaged in designing and developing new products and adapting existing products for new uses. Approximately $716,000, $423,000 and $547,000 were expended for research and development in 1999, 1998 and 1997, respectively.

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

Employees

   The Company employs approximately 420 employees, approximately 300 of whom are covered by collective bargaining agreements with various labor unions. At the Akron, Ohio facility 170 hourly employees are covered under a collective bargaining agreement that expires in 2000. Negotiations are currently underway to renew the contract, and although the initial offer was voted down by the union the Company has no reason to believe a satisfactory agreement will not be reached. At the San Leandro, California facility 128 hourly employees are covered under a collective bargaining agreement that expires in 2001. Overall, the Company believes its relations with its employees, including union employees, are satisfactory.

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

                               Owned Facilities

                                             Square
Location                                      Feet   Principal Use
--------                                     ------- ---------------------------
San Leandro, California..................... 129,000 Manufacturing and Warehouse
Akron, Ohio................................. 125,000 Manufacturing and Warehouse

                               Leased Facilities

                                              Square   Lease
Location                                       Feet  Expiration Principal Use
--------                                      ------ ---------- ----------------
San Leandro, California...................... 12,000    2002    Warehouse
Prairie Village, Kansas......................  1,600    2000    Corporate Office

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

   Since September 30, 1999, there have been no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

                                                                       Dividend
                                                  Quarter High   Low   per Share
                                                  ------- ----- ------ ---------
1999............................................. First   4 1/2 3 9/16    N/A
                                                  Second  6     4 1/4     N/A
                                                  Third   6     4 1/4     N/A
                                                  Fourth  5     2 7/8     N/A
1998............................................. First   N/A   N/A       N/A
                                                  Second  N/A   N/A       N/A
                                                  Third   5 1/8 2 7/16    N/A
                                                  Fourth  4 3/8 3 1/4     N/A

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

   As of February 25, 2000, there were 253 shareholders of record. Since many shareholders hold their certificates in street name, management estimates the number of individual stockholders is approximately 800.

ITEM 6. SELECTED FINANCIAL DATA

                          Statement of Operations Data
                     (In thousands, except per share data)

                                    1999     1998     1997     1996      1995
Years Ended December 31,           -------  -------  -------  -------  --------
Net Sales........................  $80,575  $78,869  $91,520  $94,895  $103,469
Cost of Goods Sold...............   73,328   72,740   85,853   84,621    91,914
                                   -------  -------  -------  -------  --------
Gross Profit.....................    7,247    6,129    5,667   10,274    11,555
SG&A Expense(2)..................    8,891   11,613   11,805   13,936    14,340
Transaction Expense and Net
 Restructuring (Gain) Expense(3).      --       689     (988)   1,893     6,866
                                   -------  -------  -------  -------  --------
Operating Loss from
 Continuing Operations...........   (1,644)  (6,173)  (5,150)  (5,555)   (9,651)
Interest (Income) Expense, Net...       37      (54)     --       --        --
                                   -------  -------  -------  -------  --------
Loss from Continuing
 Operations Before Income Taxes..   (1,681)  (6,119)  (5,150)  (5,555)   (9,651)
Income Tax Benefit...............      --    (1,375)  (1,769)  (1,879)   (3,310)
                                   -------  -------  -------  -------  --------
Loss from Continuing Operations..   (1,681)  (4,744)  (3,381)  (3,676)   (6,341)
Discontinued Operation, Net of
 Tax:
  Income (Loss) from Operations..      --      (436)      98      462       354
  Gain (Loss) on Disposal........      415   (1,209)     --       --        --
                                   -------  -------  -------  -------  --------
Income (Loss) from Discontinued
 Operation.......................      415   (1,645)      98      462       354
                                   -------  -------  -------  -------  --------
Net Loss.........................  $(1,266) $(6,389) $(3,283) $(3,214) $ (5,987)
                                   =======  =======  =======  =======  ========
Net Loss Per Share from
 Continuing Operations Basic and
 Diluted(4)......................  $ (0.30) $ (0.85) $ (0.61) $ (0.66) $  (1.15)
Net Loss Per Share Basic and
 Diluted(4)......................  $ (0.23) $ (1.15) $ (0.59) $ (0.58) $  (1.08)
Cash dividends declared..........      --       --       --       --        --

                               Balance Sheet Data
                         (In thousands, except ratios)

                                    1999     1998     1997     1996      1995
December 31,                       -------  -------  -------  -------  --------
Net Working Capital..............  $15,046  $13,762  $16,393  $15,381  $ 19,884
Net Property, Plant & Equipment..   26,603   28,354   31,806   34,592    41,116
Total Assets.....................   52,714   53,707   61,863   63,044    75,318
Long-Term Debt...................      --       --       --       --        --
Total Liabilities................   12,412   12,149   12,129    9,896    11,776
Stockholders' Equity.............   40,302   41,558   49,734   53,148    63,542
Current Ratio....................   2.76:1   2.66:1   2.95:1   3.00:1    3.17:1

                                   Other Data
                                 (In thousands)

                                    1999     1998     1997     1996      1995
                                   -------  -------  -------  -------  --------
Operating Loss from Continuing
 Operations, Excluding
 Restructuring and Transaction
 Items...........................  $(1,644) $(5,484) $(6,138) $(3,662) $ (2,785)
Depreciation and Amortization
 Expense.........................    5,213    5,458    5,782    6,593     6,519
EBITDA(5)........................    3,569     (715)     632    1,038    (3,132)
EBITDA Excluding Restructuring
 and Transaction Items...........    3,569      (26)    (356)   2,931     3,734
Capital Expenditures.............    3,270    2,017    5,432    1,363     6,849

--------
(1) The Company changed from the LIFO (last-in, first-out) method to the FIFO (first-in, first-out) method of accounting for inventory in 1999. Prior year amounts have been restated to reflect this change. The net loss previously reported for fiscal year 1998 was increased by $200,000 or $0.04 per share, the net loss for 1997 was increased by $60,400 or $0.01 per share, net loss for 1996 was increased by $194,700 or $0.03 per share, and in 1995 the net loss was decreased $186,700 or $0.04 per share.
(2) Selling, general and administrative expenses from 1995 to 1997 are based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for periods prior to separation from Sealright.
(3) Transaction expense includes costs associated with the formation of the Company in 1998. These expenses included investment banking fees, professional fees, printer fees, bank fees and other transaction related costs. In 1997 the Company sold the Charlotte, North Carolina facility for a gain of $1,235,000, with offsetting expenses of $247,000 related to completing the consolidation of the Charlotte facility into the Akron facility. The restructuring expenses in 1996 and 1995 were related to the closing of the Charlotte facility and consolidation of the machine manufacturing operations in Raleigh, North Carolina.
(4) The number of shares used in the computation prior to July 1, 1998 is the number of outstanding common shares of Sealright adjusted for the exchange ratio of one-half share of JPS Common Stock for each share of Sealright Common Stock. The weighted average number of common shares used in the computation were 5,555,000 in 1999, 5,553,000 in 1998, 5,536,000 in 1997 and 1996, 5,534,000 in 1995. There were no dilutive securities.
(5) EBITDA is defined as operating income (loss) from continuing operations before interest, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows are sufficient to fund all of a company's cash needs. EBITDA is presented because the Company believes it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income (loss) or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 Compared to 1998

   Net sales for the year ended December 31, 1999 were $80.6 million versus $78.9 million in 1998, an increase of approximately $1.7 million, or 2%. An increase in new business and existing customer's business helped offset the decline in revenue from customers in the bottle label sales. There was a decline of approximately $4.8 million in sales to customers in the soft drink industry. This loss is primarily attributable to the loss of the beverage market share held by the soft drink industry. Approximately 50% of the decline is expected to be temporary.

   Consolidated gross profit was $7.2 million in 1999 compared to $6.1 million in 1998. The primary increase in gross profit was attributable to a more favorable product mix and material cost savings during the first six months of the year. Unprecedented increases in the price of resin and start up expenses during the last six months of the year for new customers negated the full impact of the favorable product mix and material savings.

   Selling, general and administrative expenses (SG&A) were 11% of sales in 1999 compared to 14.7% in 1998. In 1998 there was $1.3 million in non-recurring SG&A associated with the spin-off from Sealright Co. Adjusted for this item SG&A expense was 13% of sales in 1998. The 2% decrease is due mainly to reduced corporate overhead.

   Interest expense increased $91,000 from 1998 to 1999 due to increased borrowing against the Company's line of credit. The increase in borrowing was required primarily to fund the $3.0 million increase in inventory.

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

   Consolidated gross profit was $6.1 million in 1998 as compared to $5.7 million in 1997. The resulting gross profit percent was 7.7% in 1998, an increase from 6.9% in 1997. (The 1998 and 1997 numbers have been restated to reflect the change from LIFO (last-in, first-out) to the FIFO (first-in, first-out) method of accounting for inventory. This change was made in the third quarter, 1999.) The increase was a result of improved margins at the Akron, Ohio facility. In 1997, Akron was adversely affected by production inefficiencies and capacity constraints associated with the closure of the Charlotte, North Carolina facility, and resulting transfer of production. Gross profit at the San Leandro, California facility decreased approximately $1.5 million as a result of reduced sales volume.

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

Liquidity and Capital Resources

   Cash used by operations was $1.1 million in 1999 compared to cash provided of $5.7 million in 1998. Cash was used primarily in 1999 for inventory and receivables related to the increase in sales, and for increased capital expenditures.

   The Company invested $3.2 million and $2.0 million in property, plant and equipment during 1999 and 1998, respectively. There were no individually significant capital investments made in 1999 or 1998. In 1997 $5.4 million in capital expenditures were made. Major capital investments during 1997 included building additions and improvements of approximately $4 million in Akron, Ohio to accommodate the consolidation from the Charlotte, North Carolina facility as well as additions of various production related equipment and other cost savings initiatives. JPS Packaging sold one idle facility during 1997, generating $3.2 million. The proceeds from this sale were used to fund working capital needs.

   The Company currently has a $15 million revolving credit facility, of which none was borrowed against as of December 31, 1999. The facility is secured by accounts receivable, inventory, and property, plant and equipment. Borrowings are limited to a percentage of accounts receivable and inventory. As of December 31, 1999, the Company had $11.7 million in unused borrowing capacity. The revolving credit facility currently bears interest at a floating rate of LIBOR plus 275 basis points or prime. In addition, JPS Packaging is required to pay a fee of 25 basis points on the unused portion of the commitment. The revolving credit facility, as amended, includes financial covenants regarding minimum tangible net worth, capital expenditures, EBITDA and cash flow. The Company was in compliance with the amended covenants at December 31, 1999.

   Management believes that cash generated from operations and funds available under the Company's revolving credit facility will be adequate to meet foreseeable funding needs.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There is no disclosure regarding market risk as the Company had no debt, investments or foreign currency transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To The Board of Directors of JPS Packaging Company:

   We have audited the accompanying consolidated balance sheets of JPS Packaging Company as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JPS Packaging Company as of December 31, 1999 and 1998, and as the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 2, during 1999 the Company changed its method of accounting for inventories from the last-in, first-out to the first-in, first-out method. The accompanying financial statements have been restated to give retroactive effect to this change in accounting principle.

                                          KPMG LLP

Kansas City, Missouri
February 4, 2000

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   At December 31,
                                                                   ----------------
                              ASSETS                                1999     1998
                              ------                               -------  -------
CURRENT ASSETS
  Cash............................................................ $    34  $ 2,414
  Accounts receivable, less allowance for doubtful accounts of
   $165 in 1999 and $214 in 1998..................................  10,420    9,803
  Inventories (Note 1)............................................  12,141    9,066
  Other current assets............................................     658      424
  Current deferred income taxes (Note 2)..........................     355      369
                                                                   -------  -------
    Total current assets..........................................  23,608   22,076
  Property, plant and equipment, at cost (Note 1)
    Land..........................................................   1,490    1,490
    Buildings and improvements....................................  11,240   11,069
    Machinery and equipment.......................................  53,335   50,837
    Furniture and fixtures........................................   4,237    4,068
                                                                   -------  -------
                                                                    70,302   67,464
  Less accumulated depreciation...................................  43,699   39,110
                                                                   -------  -------
    Property, plant and equipment, net............................  26,603   28,354
OTHER ASSETS
  Goodwill, net (Note 1)..........................................   2,056    2,350
  Prepaid pension (Note 4)........................................     410      471
  Other (Note 8)..................................................      37      456
                                                                   -------  -------
    Total other assets............................................   2,503    3,277
                                                                   -------  -------
      Total assets................................................ $52,714  $53,707
                                                                   =======  =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES
  Bank overdraft.................................................. $ 1,417  $   --
  Accounts payable................................................   3,775    3,986
  Accrued customer rebates........................................   1,034    1,476
  Accrued vacation................................................     766      681
  Other accrued liabilities.......................................   1,570    2,171
                                                                   -------  -------
    Total current liabilities.....................................   8,562    8,314
  Deferred income taxes (Note 2)..................................   3,850    3,835
  Commitments and contingencies (Note 3)
                                                                   -------  -------
    Total liabilities.............................................  12,412   12,149
STOCKHOLDERS' EQUITY (Note 1 and 6)
  Common stock, par value $0.01, 15,000,000 shares authorized;
   issued and outstanding 5,555,205 shares at December 31, 1999
   and 5,552,705 shares at December 31, 1998......................      56       56
  Preferred stock, par value $0.01, authorized 1,000,000 shares;
   none outstanding...............................................     --       --
  Additional paid-in capital......................................  47,754   47,744
  Retained earnings (deficit).....................................  (7,508)  (6,242)
                                                                   -------  -------
  Total stockholders' equity......................................  40,302   41,558
                                                                   -------  -------
    Total Liabilities and Stockholders' Equity.................... $52,714  $53,707
                                                                   =======  =======

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        For the Years Ended
                                                           December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Net Sales...........................................  $80,575  $78,869  $91,520
Cost of Goods Sold..................................   73,328   72,740   85,853
                                                      -------  -------  -------
    Gross Profit....................................    7,247    6,129    5,667
Selling, General and Administrative Expenses........    8,891   11,613   11,805
Transaction Expense and Restructuring (Gain) (Note
 5).................................................       --      689     (988)
                                                      -------  -------  -------
Operating Loss from Continuing Operations...........   (1,644)  (6,173)  (5,150)
Interest (Income) Expense, Net......................       37      (54)      --
                                                      -------  -------  -------
Loss from Continuing Operations Before Income Taxes.   (1,681)  (6,119)  (5,150)
Income Taxes (Note 2)...............................       --   (1,375)  (1,769)
                                                      -------  -------  -------
  Loss from Continuing Operations...................   (1,681)  (4,744)  (3,381)
Discontinued Operation, Net of Tax (Note 8):
  Income (Loss) from Operation......................       --     (436)      98
  Gain (Loss) on Disposal...........................      415   (1,209)      --
                                                      -------  -------  -------
Income (Loss) from Discontinued Operation...........      415   (1,645)      98
                                                      -------  -------  -------
    Net Loss........................................  $(1,266) $(6,389) $(3,283)
                                                      =======  =======  =======
Net Loss Per Share From Continuing Operations
  Basic and Diluted.................................  $ (0.30) $ (0.85) $ (0.61)
Net Loss Per Share (Note 1)
  Basic and Diluted.................................  $ (0.23) $ (1.15) $ (0.59)
                                                      =======  =======  =======


        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)

                                                                       Total
                                         Common Paid In  Retained  Stockholder's
                                         Stock  Capital  Earnings     Equity
                                         ------ -------  --------  -------------
Balance at December 31, 1996............  *     $49,718  $ 3,430      $53,148
Net Loss................................  --        --    (3,283)      (3,283)
Distributions to Parent.................  --       (131)     --          (131)
                                          ---   -------  -------      -------
Balance at December 31, 1997............  *      49,587      147       49,734
Net Loss................................  --        --    (6,389)      (6,389)
Issuance of Stock.......................  56        (56)     --           --
Distributions to Parent.................  --     (1,787)     --        (1,787)
                                          ---   -------  -------      -------
Balance at December 31, 1998............  56     47,744   (6,242)      41,558
Exercise of Options.....................  --         10      --            10
Net Loss................................  --        --    (1,266)      (1,266)
                                          ---   -------  -------      -------
Balance at December 31, 1999............  $56   $47,754  $(7,508)     $40,302
                                          ===   =======  =======      =======
* Less than $1,000.



        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the Years Ended
                                                          December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss.......................................... $(1,266) $(6,389) $(3,283)
  Adjustments To Reconcile Net Loss to Net Cash
   Provided by Operating Activities
  Loss (Income) from Discontinued Operations........     --       436      (98)
  (Gain) Loss on Disposal of Discontinued
   Operations.......................................    (415)   1,209      --
  Depreciation and Amortization.....................   5,213    5,458    5,782
  Deferred Income Taxes.............................      29      262    1,000
  (Gain) Loss on Disposal of Assets.................    (100)     135      (53)
  Restructuring Gain................................     --       --      (988)
  Changes in Assets and Liabilities:
    Accounts Receivable, Net........................    (617)   3,071   (2,235)
    Inventories.....................................  (3,075)   1,483    1,017
    Accounts Payable................................    (211)     305     (518)
    Net Restructuring...............................     --       --      (729)
    Other...........................................    (415)    (492)   1,825
                                                     -------  -------  -------
  Net Cash Provided (Used) by Continuing Operations.    (857)   5,478    1,720
  Net Cash Provided (Used) by Discontinued
   Operations.......................................    (285)     236      (15)
                                                     -------  -------  -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES....  (1,142)   5,714    1,705
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures..............................  (3,270)  (2,017)  (5,432)
  Proceeds from Disposal of Assets..................     203      171    3,566
  Proceeds from Disposal of Discontinued Operation..     402      --       --
                                                     -------  -------  -------
NET CASH USED IN INVESTING ACTIVITIES...............  (2,665)  (1,846)  (1,866)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Bank Overdraft........................   1,417      --       --
  Proceeds from Exercise of Stock Options...........      10      --       --
  Contributions from (Distributions To) Parent, Net.     --    (1,787)     321
                                                     -------  -------  -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES....   1,427   (1,787)     321
                                                     -------  -------  -------
  Net Increase (Decrease) In Cash...................  (2,380)   2,081      160
CASH, Beginning of Year.............................   2,414      333      173
                                                     -------  -------  -------
CASH, End of Year................................... $    34  $ 2,414  $   333
                                                     =======  =======  =======
  Cash Paid During the Year for
    Interest........................................ $    79  $    22      --
    Income Taxes....................................     --       --       --

        The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   a. Principles of Consolidation--The accompanying financial statements include the accounts of two former wholly-owned subsidiaries of Sealright Co., Inc. (Sealright) and the accounts of a portion of Sealright and another subsidiary. The resulting entity operates the San Leandro, California, and Akron, Ohio, facilities and is collectively referred to as JPS Packaging Company (the Company).

   On March 24, 1998, the Company was reorganized and incorporated as a Delaware corporation (the reorganization). Prior to July 1, 1998 the Company was a subsidiary of Sealright. In connection with the merger of Sealright with Huhtamaki Oy, JPS Packaging Company was split off in a taxable distribution to Sealright shareholders. The transaction closed on June 30, 1998 and Sealright shareholders received $11 per share of cash and 1/2 share of stock (Exchange Ratio) of JPS Packaging Company stock for each share of Sealright stock. The Company was authorized to issue 15,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of preferred stock, $0.01 par value. The Company has one wholly owned inactive subsidiary incorporated in North Carolina.

   A portion of selling, general and administrative expenses prior to July 1, 1998 have been included in the consolidated statements of operations based on management's estimate of an equitable allocation of shared corporate services. These expenses approximate what the Company would have incurred had it operated on a stand-alone basis for periods prior to the Company's separation from Sealright. The estimated expense was approximately $2,500,000 in 1998, $5,700,000 in 1997.

   b. Description of Business--The Company manufactures flexible packaging material primarily for the food and beverage industries. The Company has one customer which accounted for 11% of 1999 sales. In 1998 there were two customers which each had more than 10% of 1998 sales and in 1997 there were no customers with more than 10% of sales.

   c. Inventories--Inventories are stated at the lower of cost or market. In the third quarter of 1999 the Company elected to change from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method of inventory valuation. The Company believes the change to the FIFO method of valuation will result in better matching of raw material cost to the selling price of finished goods and will also better reflect the current inventory value at period-end dates. All previously reported results have been restated to reflect the application of this accounting change. Net loss previously reported for fiscal year 1998 was increased by $200,000 or $0.04 per share and in 1997 the net loss was increased by $60,400 per share or $0.01 per share. There was no effect to 1999 income. The resulting effect on equity at December 31, 1996 was an increase of $917,000.

   Work in process and finished goods inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at December 31, 1999 and 1998 consisted of the following:

                                                                  As of December
                                                                       31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
                                                                  (In thousands)
      Raw materials.............................................. $ 3,996 $3,666
      Work in process............................................   3,163  2,211
      Finished goods.............................................   4,982  3,189
                                                                  ------- ------
        Total Inventory.......................................... $12,141 $9,066
                                                                  ======= ======

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

   e. Goodwill--The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Accumulated amortization was $3,819,000 and $3,525,000 as of December 31, 1999 and 1998, respectively. The related amortization expense charged to operations was $294,000 during each of the years ended December 31, 1999, 1998, and 1997, respectively.

   The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balance over its remaining life can be recovered through un-discounted future operating cash flows. The amount of impairment, if any, is measured based on expected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

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

   g. Research and Development--Research and development costs are charged to expense as incurred, and were approximately $716,000, $423,000, and $547,000 in 1999, 1998, and 1997 respectively. Research and development costs are classified as part of Selling, General and Administrative expense.

   h. Earnings Per Share--The number of shares used in the computation of earnings per share prior to the reorganization is the number of outstanding common shares of Sealright adjusted for the Exchange Ratio of one-half share of the Company for each share of Sealright. The weighted average number of common shares used in the computation were 5,555,000 in 1999, 5,553,000 in 1998, and 5,536,000 in 1997. There were no dilutive securities.

   i. Revenue Recognition--Revenue from the sale of packaging and packaging equipment is recognized at the time of shipment to the customer.

   j. Fair Value of Financial Instruments--The Company has various financial instruments comprised of cash, trade and notes receivable and trade and other payables. The carrying amounts of short-term assets and liabilities approximate fair value due to the short duration of these instruments.

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

2. Income Taxes

   Total income taxes are allocated as follows:

                                                          For the Years Ended
                                                              December 31,
                                                          ---------------------
                                                          1999  1998     1997
                                                          ---- -------  -------
                                                             (In thousands)
      Continuing operations.............................. $--  $(1,375) $(1,769)
      Discontinued operation.............................  --     (149)      51
                                                          ---- -------  -------
          Total tax benefit.............................. $--  $(1,524) $(1,718)
                                                          ==== =======  =======

   Taxes from continuing operations were as follows:

                                                        For the Years Ended
                                                            December 31,
                                                        ----------------------
                                                        1999   1998     1997
                                                        ----  -------  -------
                                                           (In thousands)
Current
  Federal.............................................. $(29) $(1,220) $(2,463)
  State and Local......................................  --     ( 417)    (306)
                                                        ----  -------  -------
    Total Current Tax Benefit..........................  (29)  (1,637)  (2,769)
Deferred
  Federal..............................................   29      195      866
  State and Local......................................  --        67      134
                                                        ----  -------  -------
    Total Deferred Tax Provision.......................   29      262    1,000
                                                        ----  -------  -------
    Total Tax Benefit.................................. $--   $(1,375) $(1,769)
                                                        ====  =======  =======

   A reconciliation of the income tax provision (benefit) from continuing operations to the statutory Federal rate of 34% is as follows:

                                                        For the Years Ended
                                                           December 31,
                                                       -----------------------
                                                       1999    1998     1997
                                                       -----  -------  -------
                                                          (In thousands)
      Statutory Federal Tax Rate...................... $(430) $(2,080) $(1,751)
      Increase in Valuation Allowance.................   616    2,748      --
      Amortization of Intangibles.....................  (163)     --        96
      State Income and Franchise Taxes................   (64)    (231)    (114)
      Other...........................................    41        8      --
      Tax Benefit Allocation from Sealright...........   --    (1,820)     --
                                                       -----  -------  -------
          Total....................................... $ --   $(1,375) $(1,769)
                                                       =====  =======  =======

   The operations of the Company were historically included in the consolidated Federal income tax returns of Sealright. The policy of Sealright was to allocate consolidated Federal income tax expense to members of the affiliated group, including the Company, on a stand-alone basis.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                                     As of
                                                                 December 31,
                                                               -----------------
                                                                1999   1998
                                                               ------ ------
                                                                (In thousands)
      Deferred Tax Assets:
        Federal AMT Credit Carry Forward...................... $  637 $  637
        Federal Net Operating Loss............................  2,701  2,036
        State Net Operating Loss..............................    226    275
        Accrued Vacation and Other Compensation...............    331    405
        Accrued Workers' Compensation Reserve.................    --      47
        Other Reserves........................................     92    636
                                                               ------ ------
          Total Gross Deferred Tax Assets.....................  3,987  4,036
          Valuation Allowance.................................  3,564  2,948
                                                               ------ ------
          Deferred Tax Assets.................................    423  1,088
                                                               ------ ------
      Deferred Tax Liabilities:
        Property, Plant and Equipment......................... $3,533 $4,181
        Inventories...........................................    --      34
        Prepaid Pension, Net..................................    152    174
        Other.................................................    233    165
                                                               ------ ------
          Deferred Tax Liabilities............................  3,918  4,554
                                                               ------ ------
          Net Deferred Tax Liability.......................... $3,495 $3,466
                                                               ====== ======

   The Company has recorded a valuation allowance for deferred tax assets as of December 31, 1999 of $3,564,000 and $2,948,000 as of December 31, 1998. In
assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.

   At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,701,000 which were available to offset future federal taxable income, if any, through 2018. In addition, the Company had alternative minimum tax credit carryforwards of approximately $637,000, which were available to reduce federal regular income taxes, if any, over an indefinite period.

3. Commitments and Contingencies

   Future minimum rental payments required under the terms of operating leases that have initial or remaining non-cancelable lease terms at December 31, 1999, are as follows:

      For Years Ended December 31,                                (In thousands)
      2000.......................................................      $382
      2001.......................................................       286
      2002.......................................................       188
      2003.......................................................       115
      2004.......................................................        97

   Principal operating leases are for equipment, warehouse facilities and office space. Rent expense related to continuing operations for all operating leases was $432,000, $301,000, and $182,000 in 1999, 1998, and 1997,
respectively. It is anticipated that leases will be renewed or replaced as they expire.

   The Company is a party to various legal matters incidental to its business. In the opinion of management, these matters will not have a material impact on the Company's financial statements. Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Credit Facility

   In 1998 the Company entered into a $15 million secured revolving line of credit with a bank. Borrowings under the revolving credit facility bear interest at floating rates, as determined at the Company's option to be either LIBOR plus 275 basis points or prime. In addition, the Company is required to pay a fee of 25 basis points per annum on the unused portion of the commitment. The amount of borrowing allowed under the facility is limited to an amount based on certain percentages of accounts receivable and inventory. As of December 31, 1999, there were no borrowings under the facility and the amount available was $11.7 million. In addition, the facility includes covenants regarding minimum tangible net worth, capital expenditures and earnings before taxes and depreciation (EBITDA). As of December 31, 1999, the Company was in compliance with these covenants.

   At December 31, 1999, the Company had letters of credit outstanding totaling $640,000. Of this amount $240,000 secured leased machinery and $400,000 was related to an environmental performance obligation associated with the sale of the Company's former Charlotte facility. The letter of credit related to the Charlotte facility is secured by a letter of credit from the seller of the facility to the Company.

4. Employee Benefit Plans

   The Company sponsors a defined benefit pension plan covering the hourly employees at its Akron, Ohio location. Benefits are based on a flat rate per year of service.

   The funded status of the plan was as follows:

                                                 Year Ending December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Change in benefit obligation
Benefit obligation at beginning of year....  $1,230,565  $  958,532  $  749,783
Service cost...............................     110,038      74,439      62,394
Interest cost..............................      95,291      73,575      61,378
Actuarial (gain) loss......................    (210,197)    164,019     121,100
Benefits and expenses paid.................     (98,379)    (40,000)    (36,123)
                                             ----------  ----------  ----------
Benefit obligation at end of year..........  $1,127,318  $1,230,565  $  958,532
                                             ==========  ==========  ==========
Change in plan assets
Fair value of plan assets a beginning of
 year......................................  $1,631,868  $1,565,157  $1,274,986
Actual return on plan assets...............      53,629     106,711     326,294
Employer contribution......................         -0-         -0-         -0-
Benefits paid..............................     (72,235)    (20,000)    (18,858)
Expenses paid..............................     (26,144)    (20,000)    (17,265)
                                             ----------  ----------  ----------
Fair value of plan assets as end of year...  $1,587,118  $1,631,868  $1,565,157
                                             ==========  ==========  ==========
Funded status..............................  $  459,800  $  401,303  $  606,625
Unrecognized net actuarial gain (loss).....    (143,386)     10,847    (191,428)
Unrecognized prior service cost............      93,475      59,269      62,484
                                             ----------  ----------  ----------
Prepaid benefit cost.......................  $  409,889  $  471,419  $  477,681
                                             ==========  ==========  ==========
Weighted-average assumptions as of December
 31
Discount rate..............................        8.00%       7.00%       7.25%
Expected return on plan assets.............        9.25%       9.25%       9.25%
Components of net periodic benefit cost
Service cost...............................  $  110,038  $   74,439  $   62,394
Interest cost..............................      95,291      73,575      61,378
Expected return on plan assets.............    (149,199)   (143,099)   (116,073)
Amortization of prior service cost.........       5,400       3,215       3,215
Recognized net actuarial loss..............         -0-      (1,868)        -0-
                                             ----------  ----------  ----------
Net periodic benefit cost..................  $   61,530  $    6,262  $   10,914
                                             ==========  ==========  ==========

   The Company makes contributions to a defined benefit multi-employer pension plan for certain union employees at its San Leandro, California, manufacturing facility. Amounts contributed to the plan totaled $269,000, $246,000 and $239,000 in 1999, 1998, and 1997, respectively.

   At July 1, 1998, the Company established a long-term savings plan available to substantially all non-union employees. The total expense to the Company for the plan was approximately $111,000 and $42,000 for the years ended December 31, 1999 and 1998, respectively.

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

6. Stock Options

   Stock options are primarily granted under the 1998 Stock Option Plan. The purpose of the Stock Option Plan is to align executive compensation and stockholder return. The selection of the participants, allotment of shares, exercise price, determination of the vesting schedule and other conditions are established by the Compensation Committee. There is no explicit formula for determining specific stock option grants. In awarding options the Committee evaluates the recipient's ability to influence the Company's long-term growth and profitability. The Committee also considers the number of options previously granted to the recipient and, in certain cases, the number of shares of common stock held by the recipient.

   The Stock Option Plan has 550,000 shares of the Company's common stock reserved for key employees, officers, and directors. Options issued under the 1998 plan are qualified and non-qualified. Stock options are granted at a price equal to the fair market value of JPS Packaging Company Common Stock at the date of grant for terms of up to ten years. The options vest up to 5 years and 10% of the vested options must be exercised annually.

   During 1998 options for 25,000 shares were issued to directors of the Company under a non-qualified plan. These options were granted at a price equal to the fair market value of JPS Packaging Company Common Stock at the date of grant for a term of ten years. The options were fully vested at the date of grant and 10% of the vested options must be exercised annually.

   A summary of all stock option activity and weighted average exercise price follows:

                                                         Shares   Exercise Price
                                                         -------  --------------
Outstanding at July 1, 1998.............................     --         --
  Granted............................................... 390,000      $4.04
  Exercised.............................................     --         --
  Canceled..............................................     --         --
                                                         -------      -----
Outstanding at December 31, 1998........................ 390,000      $4.04
  Granted...............................................  75,000      $3.33
  Exercised.............................................  (2,500)     $4.06
  Canceled..............................................  (4,000)     $4.00
                                                         -------      -----
Outstanding at December 31, 1999........................ 458,500      $3.92
                                                         =======      =====
Options Exercisable at:
  December 31, 1998.....................................     --         --
  December 31, 1999..................................... 123,500      $4.03
                                                         =======      =====

   A summary of stock options outstanding and exercisable as of December 31, 1999 follows:

               Options Outstanding                           Options Exercisable
------------------------------------------------------     ---------------------------
                               Weighted-
                                  Avg.        Weighted                     Weighted-
 Range of                      Contracted     Average                       Average
 Exercise        Number         Life in       Exercise       Number        Exercise
   Price       Outstanding       Years         Price       Exercisable       Price
-----------    -----------     ----------     --------     -----------     ---------
$4.00-$4.25      403,500          8.75         $4.05         123,500         $4.03
$3.00-$3.99       55,000          9.92         $3.00             --            --

   The Company applies APB Opinion No. 25 (intrinsic value method) in accounting for stock option grants and, accordingly, no compensation cost has been recognized. Had the Company recognized compensation expense in accordance with SFAS No. 123, (fair value method) the Company's net income (loss) would have been as follows:

                                                              1999     1998
                                                             -------  -------
Net Loss (in thousands)
  As reported............................................... $(1,266) $(6,389)
  Pro forma................................................. $(1,353) $(6,484)
Net Loss from Continuing Operations (in thousands)
  As reported............................................... $(1,681) $(4,744)
  Pro forma................................................. $(1,768) $(4,839)
Basic and Diluted Earnings (Loss) Per Share
  As reported............................................... $ (0.23) $ (1.15)
  Pro forma................................................. $ (0.24) $ (1.17)
Basic and Diluted Earnings (Loss) Per Share from Continuing
 Operations
  As reported............................................... $ (0.30) $ (0.85)
  Pro forma................................................. $ (0.32) $ (0.87)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used.

      Year of Grant                                                1999   1998
      -------------                                                -----  -----
      Expected Dividend Yield.....................................     0%     0%
      Expected Volatility......................................... 31.67% 25.20%
      Risk Free Interest Rate.....................................   6.6%  4.75%
      Expected Remaining Life.....................................     8      8
      Option Value................................................ $1.65  $1.48

Summarized Quarterly Data (unaudited)

   The following table presents selected quarterly data for the two most recent fiscal years (in thousands, except per share data). The 1998 data has been restated to reflect the change in inventory valuation from LIFO to FIFO, there was no restatement in 1999. Per share data may not add to year end totals due to rounding.

                                                           Basic and
                                                          Diluted Net Basic and
                                                            Income     Diluted
                                       Income             (Loss) From    Net
                                     (Loss) From   Net    Continuing   Income
                        Net   Gross  Continuing  Income   Operations   (Loss)
                       Sales  Profit Operations  (Loss)    Per Share  Per Share
                      ------- ------ ----------- -------  ----------- ---------
1999
First quarter........ $20,713 $2,416   $    36   $    36    $ 0.01     $ 0.01
Second quarter.......  20,502  2,148      (134)      281     (0.02)      0.05
Third quarter........  20,103  1,280      (805)     (805)    (0.14)     (0.14)
Fourth quarter.......  19,257  1,403      (778)     (778)    (0.14)     (0.14)
1998
First quarter........ $20,012 $1,590      (984)  $(1,152)    (0.18)     (0.21)
Second quarter.......  22,246  2,086    (1,665)   (1,787)    (0.30)     (0.32)
Third quarter........  18,034  1,163      (932)   (1,065)    (0.16)     (0.19)
Fourth quarter.......  18,577  1,290   $(1,163)   (2,385)   $(0.21)    $(0.43)

   The following table presents the quarterly data, as originally reported, for the year 1998.

                                                           Basic and
                                                          Diluted Net Basic and
                                                            Income     Diluted
                                       Income             (Loss) From    Net
                                     (Loss) From   Net    Continuing   Income
                        Net   Gross  Continuing  Income   Operations   (Loss)
                       Sales  Profit Operations  (Loss)    Per Share  Per Share
                      ------- ------ ----------- -------  ----------- ---------
1998
First quarter........ $20,012 $1,590   $  (984)  $(1,152)   $(0.18)    $(0.21)
Second quarter.......  22,246  2,199    (1,590)   (1,712)    (0.29)     (0.31)
Third quarter........  18,034  1,163      (932)   (1,065)    (0.16)     (0.19)
Fourth quarter.......  18,577  1,415    (1,038)   (2,260)    (0.19)     (0.41)

8. Discontinued Operation

   In June 1999, the Company completed the sale of its sleeve label machine manufacturing business, Styrotech. The Company received cash proceeds of $402,000 with a portion of the proceeds deferred. As a result of this transaction a gain of $415,000 was reported in the second quarter of 1999.

   During the fourth quarter of 1998, the Company decided to exit its Styrotech machine manufacturing business which builds equipment that is used to apply polyester sleeve labels. The operations of the Styrotech business were presented as a discontinued operation and, accordingly, the consolidated financial statements were reclassified for all periods presented. The estimated loss on disposal of $1,209,000 included $150,000 for operating losses during the 1999 phase-out period. The operating results of the discontinued operation are summarized below:

                                                            1999  1998    1997
                                                            ---- ------  ------
      Revenues............................................. $--  $1,909  $3,971
      Income (loss) from operations........................  --    (585)    149
      Income taxes (benefit)...............................  --    (149)     51
                                                            ---- ------  ------
      Net income (loss).................................... $--  $ (436) $   98

   Net assets of the discontinued operation, which were included in other assets, are summarized below:

                                                                    1999  1998
                                                                    ---- ------
      Accounts Receivable.......................................... $--  $  273
      Inventories..................................................  --   1,134
      Other Assets.................................................  --      11
      Property, Plant & Equipment..................................  --      48
      Other Liabilities............................................  --    (149)
      Estimated loss on disposal...................................  --  (1,209)
                                                                    ---- ------
      Net assets................................................... $--  $  108
                                                                    ==== ======

ITEM 9. CHANGES IN AND DISAGRREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                           Principal Occupation for Last Five
                            Director                      Years
 Name of Director            Since   Age            and Directorships
 ----------------           -------- ---   ----------------------------------
 G. Kenneth Baum (1).......   1998    69 Chairman of the Board of George K.
                                         Baum Group, Inc., an investment
                                         company in Kansas City, Missouri,
                                         since May 1994. Chairman of the Board
                                         of George K. Baum & Company, an
                                         investment banking firm, from April
                                         1982 until May 1994. Mr. Baum is also
                                         a Director of H&R Block, Inc. and
                                         Interstate Bakeries Corporation.
 Leo Benatar (1)...........   1998    70 Chairman of the Board of the Company
                                         since August 1998. Associated
                                         consultant for A. T. Kearney, Inc. and
                                         Principal of Benatar & Associates from
                                         June 1996 to present. Chairman of the
                                         Board of Engraph, Inc. (a subsidiary
                                         of Sonoco Products Company)
                                         and Senior Vice President of Sonoco
                                         Products Company from October 1993
                                         until May 1996. Chairman and Chief
                                         Executive Officer of Engraph, Inc.
                                         from 1981 until October 1993. Mr.
                                         Benatar is a Director of Interstate
                                         Bakeries Corporation, Johns Manville
                                         Corporation, Mohawk Industries, Inc.,
                                         PAXAR Corporation, and Aaron Rents,
                                         Inc. and was the Chairman and a
                                         Director of the Federal Reserve Bank
                                         of Atlanta until January 1996.
 John T. Carper............   1998    48 President of the Company since March
                                         1998 and Chief Financial Officer since
                                         November 1998. Senior Vice President
                                         of Finance and Chief Financial Officer
                                         of Sealright Co., Inc. from May 1996
                                         to June 1998. From May 1994 to June
                                         1996, Mr. Carper was Vice President--
                                         Finance and Chief Financial Officer of
                                         Sealright Co., Inc. From July 1989 to
                                         May 1994, he was a partner with KPMG
                                         LLP, independent public accountants.
 D. Patrick Curran (2).....   1998    55 Chairman of the Board and President of
                                         Curran Companies, a manufacturer and
                                         supplier of specialty chemicals, since
                                         August 1979. Mr. Curran is also a
                                         Director of Applebee's International,
                                         Inc.
 N. Brian Stevenson........   1998    55 Chief Executive Officer of the Company
                                         since September 1998. Executive Vice
                                         President and Chief Operating Officer
                                         of Huntsman Packaging Corporation from
                                         January 1992 to September 1998.
 Charles A. Sullivan.......   1998    64 Chairman of the Board of Interstate
                                         Bakeries Corporation since May 1991.
                                         President and Chief Executive Officer
                                         of Interstate Business Corporation
                                         since March 1989. Mr. Sullivan is a
                                         Director of UMB Bank, n.a. and The
                                         Andersons, Inc.
 William D. Thomas (1) (2).   1998    56 Senior Managing Director of George K.
                                         Baum Merchant Banc, LLC. since May
                                         1996. President of George K. Baum
                                         Group, Inc. since May 1994. Vice
                                         Chairman of George K. Baum & Company
                                         from June 1991 until May 1994.

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

Board Committees and Director Meetings

   The Board of Directors of the Company held five meetings during 1999. No Director standing for election at the Annual Meeting attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of the Board on which he served during 1999.

   The Compensation Committee held one meeting during 1999. The primary function of the Committee is the administration of the Company's overall compensation program, including the JPS Packaging Long-Term Compensation Plan (the "Long-Term Plan").

   The Audit Committee held one meeting during 1999. The functions performed by the Audit Committee are the review of significant financial information of the Company, ascertainment of the existence of an effective accounting and internal control system, oversight of the audit function and recommendation of the appointment of the independent public accountants of the Company.

   The Company does not have a standing Nominating Committee.

Compensation of Directors

   Each non-officer Director is paid $5,000 annually, plus $500 for each meeting of the Board of Directors and $500 for each meeting of its committees which he attends. During the fiscal year 1999, the Company paid a total of $31,000 in Directors' fees. Mr. Benatar, Mr. Stevenson, and Mr. Carper do not receive any fees for attendance at the meetings.

Compensation Committee Interlocks

   The Compensation Committee consists of G. Kenneth Baum, Leo Benatar and William D. Thomas. There are no Compensation Committee interlocks with other companies.

                              EXECUTIVE OFFICERS

   In addition to those executive officers listed in the foregoing table of director nominees, the Company's other executive officers as of March 15, 2000 are as follows:

    Name of Non-
 Director Executive
      Officers       Age        Principal Occupation for Last Five Years
 ------------------  ---        ----------------------------------------
 Edwin W. Stranberg.  49 Senior Vice President of Operations of the Company
                         since November 1998. From January 1992 to November
                         1998, Mr. Stranberg was Vice President of Huntsman
                         Packaging Corporation.

 A. Lawrence Walton.  55 Senior Vice President of Business Development and
                         Marketing of the Company since September 1998. From
                         July 1998 to September 1998, Mr. Walton was Vice
                         President of Sales of the Company. From September 1996 to June 1998, he was Vice President of Food and Beverage Sales, Sealright Co., Inc. From February 1996 to August 1996, he was Vice President of Research and Development of Sealright Co., Inc. Mr. Walton was Vice
                         President, Marketing and Technical Services of the San
                         Leandro facility of the Company from June 1994 to February 1996. From July 1991 to June 1994, he was
                         Vice President of Marketing and Sales of Glenroy,
                         Inc., a flexible packaging company.

 Rick Merical.......  45 Vice President and Western Regional Manager of the
                         Company since August 1999. From August 1993 to August
                         1999, Mr. Merical was Vice President of Huntsman
                         Packaging Corporation.

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

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during 1999 all Section 16(a) filing requirements applicable to its Directors and executive officers were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and of each of the Company's three other most highly compensated executive officers whose remuneration for the year ended December 31, 1999, exceeded $100,000 (collectively, the "Named Executive Officers") for services to the Company.

              Annual Compensation                 Long-Term Compensation
             ---------------------         -------------------------------------
                                                  Awards             Payouts
                                           --------------------- ---------------
                                    Other                                  All
                                   Annual  Restricted Securities          Other
 Name and                          Compen-   Stock    Underlying  LTIP   Compen-
 Principal         Salary   Bonus  sation   Award(s)   Options   Payouts sation
 Position    Year   ($)      ($)     ($)      ($)        (#)       ($)     ($)
 ---------   ----  ------   -----  ------- ---------- ---------- ------- -------
N. Brian
 Stevenson,  1999 $250,000     -0- $5,000     none      25,000    none    none
Chief
 Executive
 Officer     1998 $ 75,592 $75,000 $1,588     none     200,000    none    none
             1997      n/a     n/a    n/a      n/a         n/a     n/a     n/a

John T.
 Carper,     1999 $168,000     -0- $4,200     none      10,000    none    none
President
 and Chief
 Financial   1998 $ 80,669     -0- $  807     none      55,000    none    none
Officer      1997      n/a     n/a    n/a      n/a         n/a     n/a     n/a

Edwin W.
 Stranberg,  1999 $175,000     -0- $3,660     none      10,000    none    none
Senior Vice
 President,  1998 $ 25,240 $40,000    -0-     none      40,000    none    none
Operations   1997      n/a     n/a    n/a      n/a         n/a     n/a     n/a

A. Lawrence
 Walton,     1999 $150,000     -0- $3,800     none      10,000    none    none
Senior Vice
 President,
 Business    1998 $ 74,484     -0- $  906     none      30,000    none    none
Development
 and
 Marketing   1997      n/a     n/a    n/a      n/a         n/a     n/a     n/a

Option Grants in Last Fiscal Year

   The following table summarizes options granted during 1999 pursuant to the Long-Term Plan:

                                                                Potential
                                                                realizable
                                                                 value at
                                                              assumed annual
                                                              rates of stock
                                                                  price
                                                               appreciation
                                                                for option
                     Individual Grants (1)                       term (2)
             -------------------------------------            --------------
              Number of
             securities   Percent of
             underlying  total options
               options    granted to   Exercise or                            Grant date
             granted (#) employees in  base price  Expiration                present value
   Name          (3)      fiscal year    ($/Sh)     date (4)  5% ($) 10% ($)      ($)
   ----      ----------- ------------- ----------- ---------- ------ ------- -------------
N. Brian
 Stevenson,
 Chief
 Executive
 Officer       25,000         46%         3.00      12-06-09  38,600 77,200      none

John T.
 Carper,
 President
 and Chief
 Financial
 Officer       10,000         18%         3.00      12-06-09  15,400 30,800      none

Edwin W.
 Stranberg,
 Senior
 Vice
 President,
 Operations    10,000         18%         3.00      12-06-09  15,400 30,800      none

A. Lawrence
 Walton,
 Senior
 Vice
 President,
 New
 Business
 Development
 and
 Marketing     10,000         18%         3.00      12-06-09  15,400 30,800      none

--------
(1) All options were granted with an exercise price equal to the greater of the closing price for the Company's common stock on the date of grant, as reported on the NASDAQ National Market System or $3.00. Except in the event of death, disability or retirement, if any of the named executive officers ceases to be employed by the Company, his options shall terminate immediately. Upon a merger or consolidation in which the Company is not the surviving corporation, all options outstanding shall become vested and exercisable immediately prior to such merger or consolidation.
(2) The potential realized value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of application on the Company's Common Stock over the term of the options.
(3) The options granted during the year ended December 31, 1999 are exercisable beginning on the day immediately following the first anniversary of the grant date, with 20% of such option becoming exercisable at that time and with an additional 20% of such options becoming exercisable on the day immediately following each successive anniversary date. Full vesting occurs on the day immediately following the fifth anniversary of the grant date. In the event of a "change in control" (as defined in the optionees' stock option agreements), the options become fully vested.
(4) The options were granted for a term of ten years, require the exercise of 10% of the vested options annually and are subject to earlier termination in certain events related to termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table summarizes the net value realized on the exercise of options in 1999, and the value of the outstanding options at December 31, 1999, for each named Executive Officer.

                                    Number of securities
               Shares              underlying unexercised     Value of unexercised
              acquired    Value    options at fiscal year-   in-the-money options at
             on exercise Realized            end                 fiscal year end
Name             (#)       ($)               (#)                     ($)(1)
----         ----------- -------- ------------------------- -------------------------
                                  Exercisable Unexercisable Exercisable Unexercisable
                                  ----------- ------------- ----------- -------------
N. Brian
 Stevenson,
 Chief
 Executive
 Officer         -0-       -0-      40,000       185,000        -0-          -0-
John T.
 Carper,
 President
 and Chief
 Financial
 Officer         -0-       -0-      11,000        54,000        -0-          -0-
Ed
 Stranberg,
 Senior
 Vice
 President,
 Operations      -0-       -0-       8,000        42,000        -0-          -0-
A. Lawrence
 Walton,
 Senior
 Vice
 President,
 New
 Business
 Development     -0-       -0-       6,000        34,000        -0-          -0-

--------
(1) As December 31, 1999, the last reported sale price of the Company's Common Stock, which was reported on the NASDAQ National Market System on December 31, 1999 was $2.97 per share.

JPS Packaging Company Savings Plan

   The JPS Packaging Savings Plan (the "JPS Savings Plan") is a defined contribution plan which is intended to be a 401(k) plan. All employees of the Company not covered by a collective bargaining agreement are eligible for participation in the JPS Savings Plan.

   Participants in the JPS Savings Plan may elect to have up to fifteen percent of their pre-tax compensation (up to a maximum of $10,000 per year) and seven percent of their after-tax compensation contributed to the JPS Savings Plan. For employees who have completed one year of service, the Company will match fifty percent of each participant's pre-tax contribution, but only to the extent that the participant's contribution does not exceed five percent of compensation. Total contributions for a participant are currently limited by Federal law to the lesser of twenty-five percent of such participant's compensation or $30,000 per year. A participant's election deferrals will be vested from the time made. The Company's matching contributions will vest at the rate of twenty percent for each of the participant's first five years of service and will be fully vested after five years of employment or upon retirement, disability or death. In 1999, the Company amended the Plan to direct the Company's matching contribution to be invested in the Company's stock.

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

Employment Agreements

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

   Mr. Carper entered into an employment agreement with the Company effective July 1, 1998. Under the agreement, Mr. Carper is entitled to an annual base salary of $155,000, subject to annual adjustment by the Compensation Committee. Mr. Carper is also entitled to receive an annual incentive compensation bonus in an amount up to 50% of his annual base salary as determined by the Compensation Committee. Mr. Carper was also granted options to purchase 55,000 shares of the Company's common stock which vests over a period of five years from July 1, 1998 (the "Date of Grant"), ten percent of which must be exercised or lost each year over a ten year period, subject to certain restrictions, at an exercise price equal to $4.00 per share. If Mr. Carper's employment is terminated without cause or if he resigns for good reason, he is entitled to receive one-half of his current base salary in a lump sum payment. All stock options awarded to Mr. Carper will vest immediately upon a termination of his employment without cause, due to his disability, his resignation for good reason or upon a change of control (as defined in his employment agreement).

   Mr. Stranberg entered into an employment agreement with the Company effective November 9, 1998. Under the agreement, Mr. Stranberg is entitled to an annual base salary of $175,000, subject to annual adjustment by the Compensation Committee. Mr. Stranberg is also entitled to receive an annual incentive compensation bonus in an amount up to 50% of his annual base salary as determined by the Compensation Committee. Upon commencement of his employment, Mr. Stranberg received a bonus of $40,000. Mr. Stranberg was also granted options to purchase 40,000 shares of the Company's common stock which vests over a period of five years from December 14, 1998 (the "Date of Grant"), ten percent of which must be exercised or lost each year over a ten year period, subject to certain restrictions, at an exercise price equal to $4.00 per share. In addition, Mr. Stranberg will be granted options to purchase 10,000 shares of the Company's common stock in each of the calendar years ending 1999 and 2000, if certain financial targets are met. If Mr. Stranberg's employment is terminated without cause or if he resigns for good reason, he is entitled to receive one year's current base salary in twelve equal payments. All stock options awarded to Mr. Stranberg will vest immediately upon a termination of his employment without cause, due to his disability, his resignation for good reason or upon a change of control (as defined in his employment agreement).

COMPENSATION COMMITTEE REPORT

   The Compensation Committee consists of the Chairman of the Board of Directors and two non-employee Directors. It recommends to the full Board of Directors the compensation of the Chief Executive Officer. The Compensation Committee also approves and monitors the Executive Incentive Plan ("EIP"), Key Management Incentive Plan, Sales Management Incentive Plan and Sales Account Managers Incentive Plan, and it administers the Long-Term Plan. The Compensation Committee's report for fiscal 1999 is set forth below.

Compensation Philosophy

   The Compensation Committee believes that it is in the best interest of the stockholders of the Company to attract, retain and motivate dedicated and talented management personnel by offering a competitive compensation package that maintains an appropriate relationship between compensation and the creation of stockholder value. The general philosophy of the Compensation Committee is to integrate (i) reasonable levels of annual base salary, (ii) annual incentive bonus awards based upon achievement of short-term corporate and individual performance goals such that management compensation levels will be higher in years in which performance goals are achieved or exceeded, and
(iii) equity-based grants to ensure that management has a continuing stake in the long-term success of the Company in return for creating value to its stockholders.

Base Salary

   Base salary ranges are established each year for each executive position based primarily on a review of salaries offered by other manufacturing companies with revenues comparable to the Company for positions with comparable responsibilities. The Compensation Committee may utilize external salary surveys to establish base salaries in reference to comparable manufacturing companies but has not yet undertaken or commissioned such a survey. The Compensation Committee expects executive salaries each year to be based upon job performance and results achieved, potential for future responsibilities, and the overall financial performance of the Company. Based on the above, there were no increases in the base salary of the executives.

Annual Incentive Compensation

   Incentive compensation is based on Company and individual performance, with overall Company financial performance as the team measurement, and quantitative goals as the measurement for individual performance. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is currently used to measure the Company's financial performance. The EIP adopted for 1999 set EBITDA targets which were not achieved, and thus executive bonuses were not paid for 1999.

Equity-Based Grants

   Individual stock options have been granted under the Long-Term Plan to the Chairman of the Board and each of the other executive officers. The selection of the participants, allotment of shares, exercise price, determination of the vesting schedule and other conditions are established by the Compensation Committee. While there is no explicit formula for deciding specific stock option grants, the Chief Executive Officer and other executive officers have been advised that they may receive additional option grants based upon the Company's performance in 2000. In awarding options, the Committee also evaluates the recipient's ability to influence the Company's long-term growth and profitability as well as the number of options previously granted to the recipient.

Chief Executive Officer Compensation

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

   The Compensation Committee Report is submitted by:

                                G. Kenneth Baum
                                  Leo Benatar
                               William D. Thomas

COMPANY PERFORMANCE

   The following graph shows a comparison of cumulative total returns for the Company as of December 31, 1999, the NASDAQ Composite and an index of peer companies selected by the Company.

 Comparison of Cumulative Total Return for Fiscal Year Ended December 31, 1999
           (JPS Packaging Company, NASDAQ Composite, and Peer Group)


                                                             July  December 31,
                                                              1,   -------------
                                                             1998   1998   1999
                                                            ------ ------ ------
      The Company.......................................... 100.00  83.33  65.97
      NASDAQ............................................... 100.00 117.16 206.64
      Peer Group........................................... 100.00  96.36  79.17

   The total cumulative return on investment (change in the year-end stock price plus dividends reinvested at the ex-dividend date) for the fiscal year ended December 31, 1999 for the Company, the peer group and the NASDAQ Composite is based on the stock prices at the end of the fiscal year 1999, assuming a $100 investment. The graph compares the performance of the Company with that of the NASDAQ Composite and peer companies selected by the Company with the investment weighted at the beginning of the period based on market capitalization.

   The peer group consists of the following companies: Bemis Company, Inc., Sonoco Products Company, Liqui-Box, Inc., and Ivex Packaging Corp. The peer group was approved by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF JPS PACKAGING COMMON STOCK

Amount and Nature of Beneficial Ownership

   The following table sets forth with respect to the Company's common stock as of December 31, 1999: (i) the only persons known to be beneficial owners of more than five percent of the Company's voting common stock; (ii) the number of shares beneficially owned by each current Director and nominee; (iii) the number of shares beneficially owned by the executive officer named in the "Summary Compensation Table" set forth herein; and (iv) the number of shares beneficially owned by all Directors and executive officers as a group.

Name and Address                                 Amount and Nature of   Percent
of Beneficial Owner                             Beneficial Ownership(1) of Class
-------------------                             ----------------------  --------
G. Kenneth Baum...............................        1,866,137(2)(3)     32.9%
120 West 12th Street
Kansas City, MO 64105
William D. Thomas.............................        1,698,930(3)(4)     29.9%
120 West 12th Street
Kansas City, MO 64105
George K. Baum Group, Inc.....................        1,488,100(5)        26.2%
120 West 12th Street
Kansas City, MO 64105
Forum Capital Partners........................          734,000(6)        12.9%
One Oxford Centre, Suite 3950
Pittsburgh, PA 15219
D. Patrick Curran.............................          206,280(7)         3.6%
N. Brian Stevenson............................           74,073(8)         1.3%
John T. Carper................................           68,507(9)         1.2
Leo Benatar...................................           47,000(10)          *
Edwin W. Stranberg............................           19,035(11)          *
Charles A. Sullivan...........................           11,230(12)          *
A. Lawrence Walton............................            8,260(13)          *
Directors and Executive Officers as a Group (9
 Persons).....................................        2,511,352           44.2%

--------
* Percentages do not exceed one percent of the issued and outstanding shares of common stock.
(1) Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Nature of beneficial ownership of securities is direct unless indicated otherwise by footnote. Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.
(2) Includes 371,787 shares held indirectly by Mr. Baum, as trustee of a revocable trust established by him, and 5,625 shares issuable pursuant to options, which are currently exercisable by Mr. Baum.
(3) Includes 1,488,100 shares owned by George K. Baum Group, Inc. ("Group"). Mr. Baum and Mr. Thomas are each officers and directors and have shared voting and investment power over these shares. Mr. Baum is also a shareholder of Group.
(4) Includes 151,105 shares held by Mr. Thomas as trustee of a revocable trust established by him, 50,000 shares held by his spouse as trustee of a revocable trust established by her, 4,100 shares held by his spouse as custodian for their children, in which he disclaims beneficial ownership and 5,625 shares issuable pursuant to options which are currently exercisable by Mr. Thomas.
(5) Excludes shares owned by officers and employees of Group and its subsidiaries.
(6) The ownership reported is based upon the amended Schedule 13G as filed with the Securities and Exchange Commission, dated September 8, 1999.
(7) Includes 5,625 shares issuable pursuant to options which are currently exercisable by Mr. Curran.

(8) Includes 31,500 shares held directly by Mr. Stevenson, 2,000 shares held by his spouse, 573 shares indirectly held in his account in the Company's 401(k) Plan and 40,000 shares issuable pursuant to options which are currently exercisable by Mr. Stevenson.
(9) Includes 39,862 shares held directly by Mr. Carper, 13,200 shares held by his spouse, and 3,900 shares held indirectly by Mr. Carper, as trustee of an irrevocable trust, 545 shares held in his account in the Company's 401(k) Plan and 11,000 shares issuable pursuant to options which are currently exercisable by Mr. Carper.
(10) Includes 11,000 shares held directly by Mr. Benatar and 36,000 shares issuable pursuant to options which are currently exercisable by Mr. Benatar.
(11) Includes 1,035 shares indirectly held in his account in the Company's 401(k) Plan and 8,000 shares issuable pursuant to options which are currently exercisable by Mr. Stranberg.
(12) Includes 5,625 shares issuable pursuant to options which are currently exercisable by Mr. Sullivan.
(13) Includes 632 shares indirectly held in his account in the Company's 401(k) Plan and 6,000 shares issuable pursuant to options which are currently exercisable by Mr. Walton.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Financial Statements

   The Company's financial statement, prepared in accordance with Regulation S-X, including statements of operations, cash flow, and stockholders' equity, for the three fiscal periods ended December 31, 1999, 1998, and 1997, and balance sheets as of December 31, 1999 and 1998, and related notes and the independent auditors' opinion thereon are included under Item 8.

(2) Schedule II. Valuation and Qualifying Accounts

                                                         Balance at  Balance at
                                                        Beginning of   End of
                                                           Period      Period
                                                        ------------ ----------
   Allowance for doubtful accounts (in thousands):
     1999..............................................    $  214      $  165
     1998..............................................    $  254      $  214
     1997..............................................    $  321      $  254

   Inventory valuation allowance (in thousands):
     1999..............................................    $1,100      $  746
     1998..............................................    $  502      $1,100
     1997..............................................    $  668      $  502

  (3) Exhibits

     Exhibit
     Number  Description
     ------- -----------
      3 (a)  Amendment to Certificate of Incorporation, as amended, of the
             Registrant (Incorporated by reference from Exhibit 3.1(c) to Form
             S-4 dated June 9, 1998)

      3 (b)  Amended and Restated Bylaws dated April 22, 1998 (Incorporated by reference from Exhibit 3.2 to Form S-4 dated June 9, 1998)
      4 (a)  Specimen Common Stock Certificate (Incorporated by reference from
             Exhibit 4.1 to Form S-4 dated June 9, 1998)
      4 (b)  Credit Agreement with Harris Trust and Savings Bank, dated June
             30, 1998, for a $15 million line of credit. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1998, filed March 29, 1999)
      4 (c)  Amendment to Credit Agreement with Harris Trust and Savings Bank, dated January 24, 2000, filed herewith.
     10 (a)  Long-Term Compensation Plan of JPS Packaging Company, effective
             May 4, 1998 (Incorporated by reference from Exhibit 10.2 to Form
             S-4 dated June 9, 1998)
     10 (b)  JPS Packaging Company Savings Plan, effective July 1, 1998
             (Incorporated by reference to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1998, filed March 29,
             1999)
     10 (c)  Employment Agreement with N. Brian Stevenson, effective September
             14, 1998 (Incorporated by reference to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1998, filed
             March 29, 1999)
     10 (d)  Employment Agreement with John T. Carper, effective July 1, 1998, filed herewith.
     10 (e)  Employment Agreement with Edwin W. Stranberg, effective November
             9, 1999, filed herewith.
     18      Letter Regarding Change of Accounting Principle (Incorporated by
             reference to the Registrant's Quarterly Report on Form 10-Q for
             the period ended September 30, 1999, filed November 10, 1999)
     21      Subsidiaries of the registrant (Incorporated by reference from
             Exhibit 21.1 to Form S-4 dated June 9, 1998)
     27      Financial Data Schedule

(4) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JPS Packaging Company

                                          /s/ N. Brian Stevenson
                                          -------------------------------------
                                          N. Brian Stevenson
                                          Chief Executive Officer
                                          Dated: March 15, 2000

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ N. Brian Stevenson          Chief Executive Officer         March 15, 2000
____________________________________
         N. Brian Stevenson

       /s/ John T. Carper            President and Chief             March 15, 2000
____________________________________  Financial Officer
           John T. Carper
     /s/ D. Patrick Curran           Director                        March 15, 2000
____________________________________
         D. Patrick Curran

    /s/ Charles A. Sullivan          Director                        March 15, 2000
____________________________________
        Charles A. Sullivan

     /s/ William D. Thomas           Director                        March 15, 2000
____________________________________
         William D. Thomas

      /s/ G. Kenneth Baum            Director                        March 15, 2000
____________________________________
          G. Kenneth Baum

        /s/ Leo Banatar              Director                        March 15, 2000
____________________________________
            Leo Banatar