Form 10-Q
period 2000-03-31
JPS PACKAGING CO
filed 2000-05-09
CIK 1060753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                     For the Quarter Ended March 31, 2000
                        Commission file number 0-24415
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

As of March 31, 2000 there were 5,555,205 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY
                                   FORM 10-Q
                                March 31, 2000

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             INTRODUCTORY COMMENTS
                             ---------------------

     The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is recommended that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report filed March 15, 2000 on Form 10-K for the year ended December 31, 1999.

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              Three Months          Three Months
                                                                 Ended                  Ended
                                                             March 31, 2000        March 31, 1999
                                                       ---------------------    -------------------
Net Sales                                                            $20,702                $20,713
Cost of Goods Sold                                                    19,086                 18,297
                                                       ---------------------    -------------------
     Gross Profit                                                      1,616                  2,416
Selling, General and Administrative Expenses                           2,246                  2,400
                                                       ---------------------    -------------------
Operating Income (Loss)                                                 (630)                    16
Interest Income (Expense), Net                                           (18)                    20
                                                       ---------------------    -------------------
Income (Loss) Before Income Taxes                                       (648)                    36
Income Taxes                                                               -                      -
                                                       ---------------------    -------------------
   Net Income (Loss)                                                 $  (648)               $    36
                                                       =====================    ===================
Net Income (Loss) Per Share, Basic & Diluted                          $(0.12)                 $0.01
Average Number of Common Shares Outstanding                            5,555                  5,553


See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                                     ASSETS

                                                                      March 31, 2000           December 31, 1999
                                                                -----------------------    -----------------------
                                                                       (Unaudited)
CURRENT ASSETS
    Cash and equivalents                                                        $    34                    $    34
    Accounts receivable, net                                                     12,769                     10,420
    Inventories (Note 3)                                                         12,215                     12,141
    Other current assets.                                                           603                        658
    Current deferred income taxes                                                   355                        355
                                                                                -------                    -------
       Total current assets                                                      25,976                     23,608

     Property, plant and equipment                                               71,087                     70,302
         Less:  Accumulated depreciation                                         44,922                     43,699

                                                                -----------------------    -----------------------
     Property, plant and equipment, net                                          26,165                     26,603

OTHER ASSETS
     Goodwill, net                                                                1,983                      2,056
     Prepaid pension                                                                398                        410
     Other                                                                           97                         37
                                                                -----------------------    -----------------------
        Total other assets                                                        2,478                      2,503
                                                                -----------------------    -----------------------
             Total Assets                                                       $54,619                    $52,714
                                                                =======================    =======================

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 2000           December 31, 1999
                                                               -----------------------    -----------------------
                                                                      (Unaudited)

CURRENT LIABILITIES
     Bank overdrafts                                                    $ 1,045                    $ 1,417
     Accounts payable                                                     4,307                      3,775
     Accrued customer rebates                                               871                      1,034
     Accrued vacation                                                       780                        766
     Note payable                                                         2,472                          -
     Other accrued liabilities                                            1,640                      1,570
                                                                        -------                    -------
        Total current liabilities                                        11,115                      8,562
      Deferred income taxes                                               3,850                      3,850
                                                                        -------                    -------
        Total liabilities                                                14,965                     12,412

STOCKHOLDERS' EQUITY (Note 1)
     Common stock, par value $0.01, 15,000,000 shares
      authorized; issued and outstanding 5,555,205
      shares at March 31, 2000 and December 31, 1999.                        56                         56
      Preferred stock, par value $0.01, 1,000,000 shares
      authorized;  none outstanding                                           -                          -

     Additional paid-in capital                                          47,754                     47,754
     Retained earnings (deficit)                                         (8,156)                    (7,508)
                                                                        -------                    -------
     Total stockholders' equity                                          39,654                     40,302
                                                                        -------                    -------
          Total Liabilities and Stockholders' Equity                    $54,619                    $52,714
                                                                        =======                    =======


See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                       MARCH 31, 2000 AND MARCH 31, 1999
                                 (In thousands)
                                  (Unaudited)

                                                                                        Three Months               Three Months
                                                                                            Ended                      Ended
                                                                                       March 31, 2000             March 31, 1999
                                                                                  ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  (Loss)                                                                        $  (648)                   $    36
Adjustments To Reconcile Net Income (Loss) to Net Cash
     Used by Operating Activities:
Depreciation and Amortization                                                               1,312                      1,280
Loss on Disposal of Equipment                                                                  12                          -
Changes in Assets and Liabilities:
     Accounts Receivable, Net                                                              (2,349)                    (2,973)
     Inventories                                                                              (74)                    (2,534)
     Accounts Payable                                                                         532                      1,848
     Other                                                                                    (71)                      (619)
                                                                                          --------                   --------
Net Cash Used by Continuing Operations                                                     (1,286)                    (2,962)
Net Cash Provided by Discontinued Operation                                                     -                         70
                                                                                          --------                   --------
NET CASH USED BY OPERATING ACTIVITIES                                                      (1,286)                    (2,892)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                                      (814)                      (899)
                                                                                          --------                   --------
NET CASH USED IN INVESTING ACTIVITIES                                                        (814)                      (899)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Bank Overdrafts                                                                 (372)                     1,378
   Net Borrowing under Credit Line                                                          2,472                          -
                                                                                          --------                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   2,100                      1,378
                                                                                          --------                   --------
Net Decrease In Cash                                                                            -                     (2,413)
CASH, Beginning of Period                                                                      34                      2,414
CASH, End of Period                                                                       $    34                    $     1
                                                                                          ========                   ========

Supplemental Cash Flow Information:
Cash Paid During the Period for
   Interest                                                                                    14                          -
   Income Taxes                                                                                 -                          -

See accompanying notes to financial statements.

                                  JPS PACKAGING COMPANY

                                  MARCH 31, 2000

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

    The accompanying consolidated financial statements include the accounts of JPS Packaging and its wholly owned subsidiary (the Company). The entity operates facilities in San Leandro, California and Akron, Ohio.

    The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES

    The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1999.

NOTE 3 - INVENTORIES

    Inventories are stated at lower of cost or market. In the third quarter of 1999 the Company elected to change from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method of inventory valuation. There was no effect on the financial statements for the interim periods in 1999. The Company believes the change to the FIFO method of valuation results in better matching of raw material cost to the selling price of finished goods and better reflects the current inventory value at period-end dates. Work in process and finished goods inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at March 31, 2000 and December 31, 1999 were:

                                                                (In thousands)
                                              -------------------------------------------------
                                                      March 31,               December 31,
                                                        2000                      1999
                                              -----------------------   -----------------------
   Raw materials                                              $ 4,580                   $ 3,996
   Work in process                                              2,698                     3,163
   Finished goods                                               4,937                     4,982
                                              -----------------------   -----------------------
    Total inventory                                           $12,215                   $12,141
                                              =======================   =======================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations

Three months ended March 31, 2000 and March 31, 1999

     Sales for the quarter were $20.7 million in both 2000 and 1999. Sales volume in the bottle label and liquid packaging markets is down approximately $2.0 million from the first quarter 1999. The decrease in bottle label and liquid packaging sales was offset by increased sales in both existing and new markets, primarily in the fresh produce market.

     Gross profit as a percentage of net sales decreased from 11.7% in 1999 to 7.8% in 2000, or a decrease of $800,000 or 33%. The decline was attributable to the increase in raw material prices, including unprecedented increases in resin, a change in the product mix, continued pricing pressures from larger competitors, and start up costs associated with new business.

     Selling, general and administrative expenses (SG&A) were $2.2 million for the first quarter 2000 versus $2.4 million in the first quarter of 1999. The decrease is attributable to decreased corporate expenses.

     Borrowing in the first quarter of 2000 led to interest expense of $18,000 versus interest income of $20,000 for the first quarter of 1999, when the Company had invested funds.

Liquidity and Capital Resources

     Net cash used by continuing operations was $1.3 million for the three months ended March 31, 2000 compared to cash used of $2.9 million for the same time period in 1999. In the first quarter of 1999 there was a $2.5 million increase in inventories that did not occur in 2000. Capital expenditures have remained the same, with the majority in 2000 being for improvements to production related equipment. In 1999, approximately 20% of the expenditures were for computer related software and hardware, while the remaining amount was for production related equipment.

     The Company established a $15,000,000 credit facility with a bank, of which approximately $2.5 million was borrowed at March 31, 2000. The facility is secured by certain assets of the Company, principally inventory, receivables and property, plant, and equipment. The borrowings under the facility are limited to a percentage of accounts receivable and inventory. At March 31, 2000, the Company had unused borrowing capacity of approximately $11.6 million. The interest rate, currently 9%, is the prime rate of Harris

Trust and Savings Bank. The revolving credit facility includes financial covenants regarding minimum tangible net worth, capital expenditures, EBITDA and cash flow. As of March 31, 2000 the Company was in compliance with these covenants.

     Management believes that cash generated form operations and funds available under the Company's revolving credit facility will be adequate to meet foreseeable funding needs.

Subsequent Event

     On April 2, 2000 the hourly union workers in the Akron plant approved a three year contract.

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



                                  JPS PACKAGING COMPANY



Date:        May 9, 2000          /s/ N. Brian Stevenson
                                      By:  N. Brian Stevenson
                                      CEO



Date:        May 9, 2000          /s/ John T. Carper
                                      By:  John T. Carper
                                      President & CFO