Form 10-Q
period 2000-06-30
JPS PACKAGING CO
filed 2000-08-10
CIK 1060753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                      For the Quarter Ended June 30, 2000
                        Commission file number 0-24415
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

As of June 30, 2000 there were 5,555,205 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY
                                   FORM 10-Q
                                 June 30, 2000

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                     (In thousands, except per share data)
                                  (Unaudited)

                                  Three Months          Six Months
                                 Ended June 30         Ended June 30
                                2000      1999        2000      1999
                               -------   -------     -------   -------
Net Sales                      $22,190   $20,502     $42,892   $41,215
Cost of Goods Sold              19,749    18,354      38,835    36,651
                               -------   -------     -------   -------
     Gross Profit                2,441     2,148       4,057     4,564

Selling, General and
  Administrative Expenses        2,135     2,258       4,381     4,658
                               -------   -------     -------   -------
Operating Income (Loss)            306      (110)       (324)      (94)
Interest Expense, Net              (13)      (24)        (31)       (4)
                               -------   -------     -------   -------
Income (Loss) from
  Continuing Operations
  Before Income Taxes              293      (134)       (355)      (98)
Income Taxes                         -         -           -         -
                               -------   -------     -------   -------
   Income (Loss) from
    Continuing Operations          293      (134)       (355)      (98)
Discontinued Operation (net
 of tax):
   Gain on sale of
    discontinued operation           -       415           -       415
                               -------   -------     -------   -------

          Net Income (Loss)    $   293   $   281     $  (355)  $   317
                               =======   =======     =======   =======

Net Income (Loss) Per Share
From Continuing Operations:
  Basic and Diluted            $  0.05   $ (0.02)    $ (0.06)  $ (0.02)
Net Income (Loss) Per Share:
  Basic and Diluted            $  0.05   $  0.05     $ (0.06)  $  0.05
Average Number of Common         5,555     5,592       5,555     5,566
 Shares Outstanding



See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                                    ASSETS

                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------
                                              (Unaudited)
CURRENT ASSETS
    Cash and equivalents                        $     1            $    34
    Accounts receivable, net                     13,739             10,420
    Inventories (Note 3)                         13,273             12,141
    Other current assets                            522                658
    Current deferred income taxes                   355                355
                                                -------            -------
      Total current assets                       27,890             23,608

    Property, plant and equipment                71,455             70,302
      Less:  Accumulated depreciation            46,129             43,699
                                                -------            -------
    Property, plant and equipment, net           25,326             26,603

OTHER ASSETS
    Goodwill, net                                 1,909              2,056
    Prepaid pension                                 387                410
    Other                                             7                 37
                                                -------            -------
      Total other assets                          2,303              2,503
                                                -------            -------
        Total Assets                            $55,519            $52,714
                                                =======            =======

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30, 2000     December 31, 1999
                                                      -------------     -----------------
                                                       (Unaudited)

CURRENT LIABILITIES
     Bank overdrafts                                     $  2,113           $  1,417
     Accounts payable                                       6,195              3,775
     Accrued customer rebates                                 950              1,034
     Accrued vacation                                         762                766
     Other accrued liabilities                              1,702              1,570
                                                         --------           --------
        Total current liabilities                          11,722              8,562

     Deferred income taxes                                  3,850              3,850
                                                         --------           --------
        Total liabilities                                  15,572             12,412

STOCKHOLDERS' EQUITY (Note 1)
     Common stock, par value $0.01, 15,000,000 shares
      authorized; issued and outstanding 5,555,205
      shares at June 30, 2000 and December 31, 1999.           56                 56
     Preferred stock, par value $0.01, 1,000,000
      shares authorized;  none outstanding                      -                  -
     Additional paid-in capital                            47,754             47,754
     Retained earnings (deficit)                           (7,863)            (7,508)
                                                         --------           --------
     Total Stockholders' Equity                            39,947             40,302
                                                         --------           --------
          Total Liabilities and Stockholders' Equity     $ 55,519           $ 52,714
                                                         --------           --------



See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                        JUNE 30, 2000 AND JUNE 30, 1999
                                (In thousands)
                                  (Unaudited)

                                                             Six Months      Six Months
                                                                Ended           Ended
                                                            June 30, 2000   June 30, 1999
                                                            -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                              $  (355)        $   317
Adjustments To Reconcile Net Income (Loss) to Net Cash
  Provided (Used) by Operating Activities:
Depreciation and Amortization                                    2,632           2,559
Gain on Sale of Discontinued Operation                               -            (415)
Loss on Disposal of Equipment                                       12              13
Changes in Assets and Liabilities:
  Accounts receivable, net                                      (3,319)         (2,635)
  Inventories                                                   (1,132)         (3,958)
  Accounts payable                                               2,420           2,055
  Other                                                            234            (435)
                                                               -------         -------
Net Cash Provided (Used) by Continuing Operations                  492          (2,499)
Net Cash Used by Discontinued Operation                              -            (285)
                                                               -------         -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   492          (2,784)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                          (1,221)         (1,783)
  Proceeds from Sale of Discontinued Operations                      -             402
                                                               -------         -------
NET CASH USED IN INVESTING ACTIVITIES                           (1,221)         (1,381)

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Bank Overdrafts                                        696             819
  Net Borrowing under Credit Line                                    -             969
                                                               -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          696           1,788
                                                               -------         -------

Net Decrease In Cash                                               (33)         (2,377)
CASH, Beginning of Period                                           34           2,414
                                                               -------         -------
CASH, End of Period                                            $     1         $    37
                                                               =======         =======

Supplemental Cash Flow Information:
Cash Paid During the Period for
  Interest                                                     $    44         $    15
  Income Taxes                                                       -               -

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY

                                 JUNE 30, 2000

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

NOTE 3 - INVENTORIES

    Inventories are stated at lower of cost or market. In the third quarter of 1999 the Company elected to change from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method of inventory valuation. There was no effect on the financial statements for the interim periods in 1999. The Company believes the change to the FIFO method of valuation results in better matching of raw material cost to the selling price of finished goods and better reflects the current inventory value at period-end dates. Work in process and finished goods inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at June 30, 2000 and December 31, 1999 were:


                                                           (In thousands)
                                              ---------------------------------------
                                                June 30,                December 31,
                                                  2000                      1999
                                              ------------            ---------------
   Raw materials                                $ 4,353                   $ 3,996
   Work in process                                4,468                     3,163
   Finished goods                                 4,452                     4,982
                                              ------------            ---------------
    Total inventory                             $13,273                   $12,141
                                              ============            ===============

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 2000 and June 30, 1999

     Sales for the quarter were $22.2 million in 2000 and $20.5 in 1999, an increase of $1.7 million. Sales in the fresh produce market were up approximately $1.3 million, which represented 77% of the total increase in sales. Increases in labeling and liquid of approximately $600,000 offset the decline in lidding and specialty sales.

     Gross profit as a percentage of net sales increased from 10.5% in 1999 to 11% in 2000, an increase of $293,000. Material costs have increased from the second quarter 1999 due to continued rising material costs. The impact of increased sales offset by raw material price increases, changes in product mix and continuing pricing pressures form larger competitors, resulted in a slight increase in the gross profit percentage.

Six months ended June 30, 2000 and June 30, 1999

     Sales for the six months ended June 30 increased $1.7 million from $41.2 million in 1999 to $42.9 million in 2000. The increase of $2.6 million on fresh produce sales offset a decrease of $900,000 in other markets.

     Gross profit as a percentage of net sales decreased from 11.1% in 1999 to 9.5% in 2000, a decrease of $507,000. The decline in gross profit is attributable to raw material increases, changes in the product mix, continued pricing pressures from larger competitors and start up costs associated with new business.

     Selling, general and administrative expenses (SG&A) were $4.4 million for the first six months of 2000 versus $4.7 million in 1999. The majority of the decrease is the result of reduced corporate spending.

Liquidity and Capital Resources

     Net cash provided by continuing operations was $0.5 million for the six months ended June 30, 2000 compared to cash used of $2.5 million for the same time period in 1999. In the first six months of 1999 there was a $4.0 million increase in inventories that did not occur in 2000. Capital expenditures have decreased $500,000. The majority of expenditures in 2000 are for improvements to production related equipment. In 1999, approximately 20% of the expenditures were for computer related software and hardware, while the remaining amount was for production related equipment.

     The Company currently has a $15,000,000 credit facility, of which none was borrowed against at June 30, 2000. The facility is secured by accounts receivable, inventory, and property, plant, and equipment. Borrowings are limited to a percentage of accounts receivable and inventory. As of June 30, 2000, the Company had $14.4 million in unused borrowing capacity. The revolving credit facility includes financial covenants regarding minimum tangible net worth, capital expenditures, EBITDA and cash flow. The covenants regarding EBITDA were amended May 5, 2000. As of June 30, 2000 the Company was in compliance with the all financial covenants, as amended. Management believes that cash generated from operations and funds available under the Company's credit facility will be adequate to meet foreseeable funding needs.

                          PART II - OTHER INFORMATION



Item 1.)  Legal Proceeding

                    None

Item 2.)  Changes in Securities

                    None

Item 3.)  Defaults Upon Senior Securities

                    None

Item 4.)  Submission of Matters to a Vote of Securities Holders

          At the Company's annual meeting held April 17, 2000, shareholders were asked to vote on the election of directors and the appointment of independent auditors. The following results were recorded:

1.   Election of Directors

          The shareholders were asked to elect the following slate of existing directors to serve until their successors have been duly elected and qualified or until their death, resignation or removal from office.


Director                 For               Withheld
---------                ---               --------
G. Kenneth Baum       4,912,807             32,490
Leo Benatar           4,912,807             32,490
John T. Carper        4,913,375             31,922
D. Patrick Curran     4,913,338             31,959
N. Brian Stevenson    4,913,375             31,922
Charles A. Sullivan   4,913,338             31,959
William D. Thomas     4,913,107             32,390

2.   Election of Independent Auditors

          The Shareholders were asked to appoint KPMG LLP as independent auditors of the Company for 2000. The proposal was approved with the following votes:

          For         4,933,222
          Against           852
          Withheld       11,223

Item 5.)  Other Information

          Brian Stevenson, the Company's CEO, resigned effective July 7, 2000.

Item 6.)  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.  Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the second quarter of 2000.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JPS PACKAGING COMPANY



Date:  August 10, 2000          /s/ John T. Carper
                                ----------------------
                                By:  John T. Carper
                                President & CFO