Form 10-Q
period 2000-09-30
JPS PACKAGING CO
filed 2000-11-13
CIK 1060753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For the Quarter Ended September 30, 2000
                         Commission file number 0-24415
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

As of September 30, 2000 there were 5,558,505 shares of Common Stock outstanding.

                             JPS PACKAGING COMPANY
                                   FORM 10-Q
                               September 30, 2000

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

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months                                Nine Months
                                           Ended September 30                          Ended September 30
                                       2000                 1999                  2000                  1999
                                -----------------    -----------------     -----------------     -----------------
Net Sales                                 $23,060              $20,103               $65,952               $61,319
Cost of Goods Sold                         21,002               18,823                59,837                55,477
                                -----------------    -----------------     -----------------     -----------------
   Gross Profit                             2,058                1,280                 6,115                 5,842

Selling, General and
 Administrative Expenses                    2,003                2,054                 6,384                 6,709
                                -----------------    -----------------     -----------------     -----------------
Operating Income (Loss)                        55                 (774)                 (269)                 (867)
Interest Income (Expense),
 Net                                            5                  (31)                  (26)                  (35)
                                -----------------    -----------------     -----------------     -----------------
Income (Loss) from
  Continuing Operations
  Before Income Taxes                          60                 (805)                 (295)                 (902)
Income Taxes                                    -                    -                     -                     -
                                -----------------    -----------------     -----------------     -----------------
   Income (Loss) from
   Continuing Operations                       60                 (805)                 (295)                 (902)
Discontinued Operation (net
 of tax):
   Gain on sale of
    discontinued operation                      -                    -                    -                    415
                                -----------------    -----------------     -----------------     -----------------

     Net Income (Loss)                    $    60              $  (805)              $  (295)              $  (487)
                                =================    =================     =================     =================

Net Income (Loss) Per Share
From Continuing Operations:
   Basic and Diluted                      $  0.01              $ (0.14)              $ (0.05)              $ (0.16)
Net Income (Loss) Per Share:
   Basic and Diluted                      $  0.01              $ (0.14)              $ (0.05)              $ (0.09)
Average Number of Common
 Shares Outstanding                         5,558                5,587                 5,556                 5,553

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                                    ASSETS

                                                                   September 30, 2000         December 31, 1999
                                                                -----------------------    -----------------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash and equivalents                                                       $ 1,398                    $    34
     Accounts receivable, net                                                    12,651                     10,420
     Inventories (Note 3)                                                        12,130                     12,141
     Other current assets                                                           771                        658
     Current deferred income taxes                                                  355                        355
                                                                -----------------------    -----------------------
       Total current assets                                                      27,305                     23,608

     Property, plant and equipment                                               72,205                     70,302
         Less:  Accumulated depreciation                                         47,350                     43,699
                                                                -----------------------    -----------------------
     Property, plant and equipment, net                                          24,855                     26,603

OTHER ASSETS
     Goodwill, net                                                                1,836                      2,056
     Prepaid pension                                                                375                        410
     Other                                                                            6                         37
                                                                -----------------------    -----------------------
       Total other assets                                                         2,217                      2,503
                                                                -----------------------    -----------------------
             Total Assets                                                       $54,377                    $52,714
                                                                =======================    =======================

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 2000         December 31, 1999
                                                               -----------------------    -----------------------
                                                                     (Unaudited)
CURRENT LIABILITIES
     Bank overdrafts                                                           $     -                    $ 1,417
     Accounts payable                                                            6,079                      3,775
     Accrued customer rebates                                                    1,603                      1,034
     Accrued vacation                                                              751                        766
     Other accrued liabilities                                                   2,074                      1,570
                                                               -----------------------    -----------------------
        Total current liabilities                                               10,507                      8,562

     Deferred income taxes                                                       3,850                      3,850
                                                               -----------------------    -----------------------
        Total liabilities                                                       14,357                     12,412

STOCKHOLDERS' EQUITY (Note 1)
     Common stock, par value $0.01, 15,000,000 shares
      authorized; issued and outstanding 5,558,505
      shares at September 30, 2000 and  5,555,205 at
      December 31, 1999                                                             56                         56
     Additional paid-in capital                                                 47,767                     47,754
     Retained earnings (deficit)                                                (7,803)                    (7,508)
                                                               -----------------------    -----------------------
     Total Stockholders' Equity                                                 40,020                     40,302
                                                               -----------------------    -----------------------
        Total Liabilities and Stockholders' Equity                             $54,377                    $52,714
                                                               =======================    =======================


See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                (In thousands)
                                  (Unaudited)

                                                                                        Nine Months                Nine Months
                                                                                           Ended                      Ended
                                                                                    September 30, 2000         September 30, 1999
                                                                                  ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                         $  (295)                   $  (487)
Adjustments To Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
Depreciation and Amortization                                                                      3,972                      3,841
Gain on Sale of Discontinued Operation                                                                 -                       (415)
Loss (Gain) on Disposal of Equipment                                                                  (5)                        16
Changes in Assets and Liabilities:
    Accounts receivable, net                                                                      (2,231)                    (2,033)
    Inventories                                                                                       11                     (3,139)
    Accounts payable                                                                               2,304                        506
    Other                                                                                          1,012                       (202)
                                                                                  ----------------------     ----------------------
Net Cash Provided (Used) by Continuing Operations                                                  4,768                     (1,913)
Net Cash Used by Discontinued Operation                                                                -                       (285)
                                                                                  ----------------------     ----------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                   4,768                     (2,198)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                                          (2,018)                    (2,574)
    Proceeds from Sale of Discontinued Operations                                                      -                        402
    Proceeds from Sales of Equipment                                                                  18                          -
                                                                                  ----------------------     ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (2,000)                    (2,172)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Bank Overdrafts                                                                     (1,417)                       981
    Net Borrowing  under Credit Line                                                                   -                      1,000
    Proceeds from exercise of Stock Options                                                           13                         10
                                                                                  ----------------------     ----------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                  (1,404)                     1,991
                                                                                  ----------------------     ----------------------

Net Increase (Decrease) In Cash                                                                    1,364                     (2,379)
CASH, Beginning of Period                                                                             34                      2,414
                                                                                  ----------------------     ----------------------
CASH, End of Period                                                                              $ 1,398                    $    35
                                                                                  ======================     ======================

Supplemental Cash Flow Information:
Cash Paid During the Period for
    Interest                                                                                     $    48                    $    52
    Income Taxes                                                                                       -                          -

See accompanying notes to financial statements.

                             JPS PACKAGING COMPANY

                              SEPTEMBER 30, 2000

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

NOTE 3 - INVENTORIES

    Inventories are stated at lower of cost or market. In the third quarter of 1999 the Company elected to change from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method of inventory valuation. There was no effect on the financial statements for the interim periods in 1999. The Company believes the change to the FIFO method of valuation results in better matching of raw material cost to the selling price of finished goods and better reflects the current inventory value at period-end dates. Work in process and finished goods inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at September 30, 2000 and December 31, 1999 were:

                                                                (In thousands)
                                              -------------------------------------------------
                                                   September 30,             December 31,
                                                       2000                      1999
                                              -----------------------   -----------------------
   Raw materials                                              $ 4,157                   $ 3,996
   Work in process                                              2,792                     3,163
   Finished goods                                               5,181                     4,982
                                              -----------------------   -----------------------
    Total inventory                                           $12,130                   $12,141
                                              =======================   =======================

NOTE 4 - EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows: (in thousands, except per share data)

                                                  Three Months Ended        Nine Months Ended
                                                  September 30, 2000        September 30, 2000
Net Income (Loss)                                             $   60                    $  295
Basic Earnings (Loss) per Common Share                        $ 0.01                    $(0.05)
Average Number of Basic Common Shares
 Outstanding                                                   5,556                     5,556

Diluted Earnings (Loss) per Common Share **                   $ 0.01                    $(0.05)
Average Number of Diluted Common
 Shares Outstanding **                                         5,558                     5,556

**   For the nine month period options outstanding were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations

Three months ended September 30, 2000 and September 30, 1999

    Sales for the quarter were $23.1 million in 2000 and $20.1 in 1999, an increase of $3.0 million. Sales in the fresh produce market were up approximately $1.3 million, which represented 43% of the total increase in sales. The increase in fresh produce sales combined with an increase of $1.2 million in label sales accounts for 83% of the total increase in sales from the same quarter of 1999.

    Gross profit as a percentage of net sales increased from 6.4% in 1999 to 8.9% in 2000, an increase of $778,000. Increased sales volume offset in part by changes in product mix and continuing pricing pressures from larger competitors resulted in an increase in the gross profit percentage.

Nine months ended September 30, 2000 and September 30, 1999

    Sales for the nine months ended September 30 increased $4.7 million from $61.3 million in 1999 to $66.0 million in 2000. An increase of $3.9 million in fresh produce sales and $1.1 million in labeling sales offset declines in the liquid and lidding markets.

    Gross profit as a percentage of net sales decreased from 9.5% in 1999 to 9.3% in 2000. Higher material cost, primarily in the first quarter of 2000, changes in the product mix and continued pricing pressures from larger competitors have contributed to the decrease in gross profit percentage. Increased sales volume offset some of the cost increases.

    Selling, general and administrative expenses (SG&A) were $6.4 million for the first nine months of 2000 versus $6.7 million in 1999. The majority of the decrease is the result of reduced corporate spending.

Liquidity and Capital Resources

    Net cash provided by continuing operations was $4.8 million for the nine months ended September 30, 2000 compared to cash used of $1.9 million for the same time period in 1999. In the first nine months of 1999 there was a $3.1 million increase in inventories that did not occur in 2000. Capital expenditures have decreased $556,000. Approximately 95% of capital expenditures in 2000 are for improvements to production related equipment. In 1999, approximately 13% of the expenditures were for computer related software and hardware, while the remaining amount was for production related equipment.

    The Company currently has a $15,000,000 credit facility, of which none was borrowed against at September 30, 2000. The facility is secured by accounts receivable, inventory, and property, plant, and equipment. Borrowings are limited to a percentage of accounts receivable and inventory. As of September 30, 2000, the Company had $13.8 million in unused borrowing capacity. The revolving credit facility includes financial covenants regarding minimum tangible net worth, capital expenditures, EBITDA and cash flow. The covenants regarding EBITDA were amended May 5, 2000. As of September 30, 2000 the Company was in compliance with the financial covenants, as amended. Management believes that cash generated from operations and funds available under the Company's credit facility will be adequate to meet foreseeable funding needs.

Subsequent Event

    On October 13, 2000 Pechiney, JPS Acquisition Inc. and JPS Packaging Company signed a definitive merger agreement for the acquisition of JPS Packaging Company. On October 30, 2000 a cash tender offer was commenced for all the outstanding shares of JPS Packaging Company stock at a price of $7.86 per JPS Packaging share. The tender offer is scheduled to expire at 5:00 p.m., New York City time on Tuesday November 28, 2000, unless extended. The complete terms and conditions of the tender offer are set forth in the offering documents filed with the Securities and Exchange Commission on October 30, 2000.

                          PART II - OTHER INFORMATION



     Item 1.)  Legal Proceedings

                    None

     Item 2.)  Changes in Securities

                    None

     Item 3.)  Defaults Upon Senior Securities

                    None

     Item 4.)  Submission of Matters to a Vote of Securities Holders

                    None

     Item 5.)  Other Information

                    None

     Item 6.)  Exhibits and Reports on Form 8-K

               (a) Exhibits
                     27. Financial Data Schedule

               (b) Reports on Form 8-K
                     No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            JPS PACKAGING COMPANY



Date:  November 10, 2000        /s/ John T. Carper
                                By:  John T. Carper
                                President & CFO